Form 10-Q
period 1996-03-31
ANTEC CORP
filed 1996-05-14
CIK 908610

                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549


                                  FORM 10-Q


___ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-22336


                               ANTEC CORPORATION
             (Exact name of registrant as specified in its charter)

Delaware                                                              36-3892082
- --------                                                              ----------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization                                Identification No.)

                               2850 W. Golf Road
                           Rolling Meadows, IL  60008
                                 (847)439-4444
          (Address, including zip code and telephone number, including area code, of registrant s principal executive offices)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes _X_ No ___



At April 30, 1996, there were 22,873,882 shares of Common Stock, $0.01 par value, of the registrant outstanding.

PART I.  FINANCIAL INFORMATION

                               ANTEC CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                     March 31,          December 31,
                                                                       1996                1995
                                                                       ----                ----
                                                                    (Unaudited)
                                                                     ASSETS
Current assets:
  Cash and cash equivalents                                          $  2,533             $    979
  Accounts receivable (net of allowance for
    doubtful accounts of $2,139 in 1996 and
    $1,956 in 1995)                                                   104,444              106,547
  Inventories, primarily finished goods                               118,125              122,231
  Other current assets                                                  2,946                2,477
                                                                     --------             --------
    Total current assets                                              228,048              232,234

Property, plant and equipment, net                                     25,705               25,937
Goodwill (net of accumulated amortization
  of $28,121 in 1996 and $26,877 in 1995)                             170,571              171,815
Deferred income taxes, net                                             13,829               13,824
Other assets                                                           13,047               13,108
                                                                     --------             --------
                                                                     $451,200             $456,918
                                                                     ========             ========

                                                      LIABILITIES AND STOCKHOLDERS'  EQUITY

Current liabilities:
  Accounts payable                                                   $ 64,562             $ 63,482
  Accrued compensation, benefits and related taxes                     15,737               15,899
  Other current liabilities                                            23,362               22,395
                                                                     --------             --------
    Total current liabilities                                         103,661              101,776

Long-term debt                                                        107,667              117,920
                                                                     --------             --------
    Total liabilities                                                 211,328              219,696

Stockholders'  equity:
  Preferred stock, par value $1.00 per share, 5 million
    shares authorized, none issued and outstanding                       ---                   ---
  Common stock, par value $0.01 per share,
    50 million shares authorized; 22.9 million shares
    issued and outstanding in 1996 and 1995                               229                  229
  Capital in excess of par value                                      217,138              217,013
  Retained earnings                                                    22,756               20,194
  Cumulative translation adjustments                                     (251)                (214)
                                                                     --------             --------
    Total stockholders'  equity                                       239,872              237,222
                                                                     --------             --------
                                                                     $451,200             $456,918
                                                                     ========             ========


        See accompanying notes to the consolidated financial statements.

                               ANTEC CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                       (In thousands, except share data)



                                                                           Three months ended
                                                                                March 31,
                                                                                ---------
                                                                      1996                 1995
                                                                      ----                 ----
Net sales                                                           $162,392              $158,847
Cost of sales                                                        124,582               117,914
                                                                   ---------             ---------
Gross profit                                                          37,810                40,933

Operating expenses:
  Selling, general and
    administrative expenses                                           28,380                28,420
  Amortization of goodwill                                             1,244                 1,181
                                                                 -----------            ----------
                                                                      29,624                29,601
                                                                 -----------             ---------

Operating income                                                       8,186                11,332

Interest expense and other, net                                        2,702                 2,858
                                                                 -----------             ---------

Income before income taxes                                             5,484                 8,474

Income tax expense                                                     2,922                 4,080
                                                                 -----------            ----------

Net income                                                        $    2,562             $   4,394
                                                                  ==========             =========

Net income per common and
  common equivalent shares:
    Primary                                                      $       .11            $      .19
                                                                 ===========            ==========
    Fully diluted                                                $       .11            $      .19
                                                                 ===========            ==========

Weighted average common and
  common equivalent shares:
    Primary                                                           23,531                23,085
                                                                   =========              ========
    Fully diluted                                                     23,531                23,189
                                                                   =========              ========



        See accompanying notes to the consolidated financial statements.

                               ANTEC CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)

                                                                          Three months ended
                                                                              March 31,
                                                                              ---------
                                                                      1996                 1995
                                                                      ----                 ----
Operating activities:
  Net income                                                       $   2,562             $   4,394
  Adjustments to reconcile net income to
    net cash provided (used) by operating activities:
      Depreciation and amortization                                    3,077                 2,815
      Changes in operating assets and liabilities
        net of effects of acquisitions:
          Accounts receivable                                          2,103              (11,163)
          Inventories                                                  4,106              (19,071)
          Accounts payable and accrued liabilities                     1,919                13,339
          Other, net                                                     (35)                  113
                                                                ------------            ----------
Net cash provided (used) by operating activities                      13,732               (9,573)

Investing activities:
  Purchases of property, plant and equipment                          (1,601)              (4,908)
  Acquisitions of and investments in businesses                        (444)                   (6)
                                                               ------------          ------------
Net cash used by investing activities                                 (2,045)              (4,914)
                                                                 -----------            ---------

Net cash provided (used) before financing activities                  11,687              (14,487)

Financing activities:
  Borrowings                                                          62,495                43,997
  Reductions in borrowings                                          (72,753)              (29,754)
  Proceeds from issuance of common stock                                 125                   127
                                                                 -----------            ----------
Net cash provided (used) by financing activities                    (10,133)                14,370
                                                                  ---------               --------
Net increase (decrease) in cash and cash equivalents                   1,554                 (117)
Cash and cash equivalents at beginning of period                         979                   835
                                                                 -----------            ----------
Cash and cash equivalents at end of period                         $   2,533             $     718
                                                                   =========             =========

Supplemental cash flow information:
  Interest paid during the period                                  $   2,038              $  2,441
                                                                   =========              ========
  Income taxes paid during the period                              $   1,403              $  1,532
                                                                   =========              ========



        See accompanying notes to the consolidated financial statements.

                               ANTEC CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)




NOTE 1.  BASIS OF PRESENTATION

                 The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements included in ANTEC Corporation s (the Company or ANTEC ) Annual Report on Form 10-K for the year ended December 31, 1995. The consolidated financial information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the consolidated financial statements for the periods shown.

                               ANTEC CORPORATION

                    MANAGEMENT S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



COMPARISON OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

         Net Sales. Net sales for the first three months of 1996 were $162.4 million as compared to $158.8 million for the first three months of 1995, an increase of 2.2%. This increase includes international sales growth partially offset by continued softness in the domestic cable TV market.

         Gross Profit. Gross profit for the first three months of 1996 was $37.8 million as compared to $40.9 million for the first three months of 1995, a decrease of 7.6%. Gross profit as a percentage of net sales for the first three months of 1996 was 23.3% as compared to 25.8% for the first three months of 1995. The first quarter of 1995 results were favorably impacted by additional service fees received in that quarter.

        Selling, General and Administrative (SG&A) Expenses. SG&A expenses for the first three months of 1996 were $28.4 million remaining flat compared to $28.4 million for the first three months of 1995.

         Interest Expense and Other, Net. Interest expense and other, net was $2.7 million in the first three months of 1996 as compared to $2.9 million in the first three months of 1995. This decrease primarily relates to decreased debt levels resulting from an improved working capital position.

         Net Income. Net income was $2.6 million for the first three months of 1996 as compared to $4.4 million for the first three months of 1995. This decrease was due to the factors described above. Net income plus goodwill amortization was $3.8 million in the first three months of 1996 in comparison to $5.6 million in the first three months of 1995.

FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 1996, the Company had a balance of $105 million outstanding under its credit facility. At March 31, 1996, the Company had approximately $53 million of available borrowings under its credit facility. The average interest rate on these borrowings was 7.5% at March 31, 1996. The commitment fee on unused borrowings is approximately 1/4 of 1%.

                               ANTEC CORPORATION

                    MANAGEMENT S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CON T.)



         The Company s capital expenditures were $1.6 million and $4.9 million in the three months ended March 31, 1996 and 1995, respectively. 1995 capital expenditures consisted primarily of planned sales office and warehouse improvements and expansion. The Company has no significant commitments for capital expenditures at March 31, 1996.

         As of March 31, 1996, approximately $4 million of the Company s 1995 non-recurring charge had yet to be utilized. It is currently anticipated that the remaining balance will be expended by the end of 1996, except for amounts related to long-term property lease commitments.

         The Company s primary need for capital is to fund working capital requirements, primarily accounts receivable and inventory. The accounts receivable component of working capital tends to fluctuate closely with the overall volume of sales activity. Reflecting sales fluctuations, the investment in accounts receivable increased (decreased) approximately ($2.1) million and $11.2 million in 1996 and 1995, respectively. The Company has generally been able to adjust inventory levels according to anticipated business activity. 1996 inventory levels decreased in the first quarter resulting from the Company s continued efforts to control inventory levels. Reflecting an anticipated increase in sales, investment in inventory increased significantly in the three months ended March 31, 1995.

CASH FLOW

         Cash flows provided (used) by operating activities were $13.7 million and ($9.6) million for the three months ended March 31, 1996 and 1995,
respectively.   1996 reflects the Company s improved working capital position resulting from its continued effort to control inventory. 1995 reflects an increase in working capital investments required to support the increased sales activity.

         Cash flows used by investing activities were $2.0 million and $4.9 million for the three months ended March 31, 1996 and 1995, respectively. Both periods include the impact of planned sales and warehouse improvements.

         Cash flows provided (used) by financial activities were ($10.1) million and $14.4 million for the three months ended March 31, 1996 and 1995, respectively. Both periods reflect their respective trends in working capital investments.

PART II.         OTHER INFORMATION


Item 4.          SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

                 At the Annual Meeting of Stockholders of ANTEC Corporation held May 7, 1996:

                 An election of seven directors was held, and the shares so present were voted as follows for the election of each of the following:

                                          Number of            Number of
                                      Shares Voted For     Shares Withheld
                                      ----------------     ---------------
     Rod F. Dammeyer                     20,889,068              262,186
     John M. Egan                        20,889,340              261,914
     James L. Faust                      20,890,411              260,843
     John R. Petty                       20,888,411              262,843
     Samuel K. Skinner                   20,889,273              259,673
     Bruce Van Wagner                    20,885,321              265,933
     Mary Agnes Wilderotter              20,891,581              259,673

                 An amendment to Company s Employee Stock Incentive Plan was approved increasing the number of shares of Common Stock which may be issued pursuant to that Plan from 1,925,000 shares to 3,225,000 shares:

                   Number of              Number of               Number of
                 Shares Voted For      Shares Against          Shares Abstain
                 ----------------      --------------          --------------
                  18,469,034              724,062                 76,758



Item 6.          EXHIBITS AND REPORTS ON FORM 8-K

                 (a)      Exhibits

                          None

                 (b)      Reports on Form 8-K

                          None

                                   SIGNATURES



                 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                              ANTEC CORPORATION



Dated:   May 13, 1996                By:      /s/     Lawrence A. Margolis
                                              ----------------------------
                                              Lawrence A. Margolis
                                              Executive Vice President
                                              (Principal Financial Officer,
                                              duly authorized to sign on
                                              behalf of the registrant)