Form 10-Q
period 1996-06-30
ANTEC CORP
filed 1996-08-09
CIK 908610

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549


                                   FORM 10-Q





 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---  EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1996

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



Commission file number 0-22336
                       -------

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
                                 (847)439-4444
          (Address, including zip code and telephone number, including area code, of registrant's principal executive offices)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes    X     No
                                  -----       ----

At July 31, 1996, there were 22,899,132 shares of Common Stock, $0.01 par value, of the registrant outstanding.

PART I. FINANCIAL INFORMATION

                               ANTEC CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

<Capital>
                                                           June 30,    December 31,
                                                             1996           1995
                                                         -----------  -------------
                                                          (Unaudited)

                                     ASSETS



   Current assets:
    Cash and cash equivalents                                $1,012      $979
    Accounts receivable (net of allowance for
     doubtful accounts of $2,157 in 1996 and
     $1,956 in 1995)                                        105,291   106,547
    Inventories, primarily finished goods                   112,915   122,231
    Other current assets                                      3,160     2,477
                                                           --------  --------
     Total current assets                                   222,378   232,234

   Property, plant and equipment, net                        26,036    25,937
   Goodwill (net of accumulated amortization
    of $29,366 in 1996 and $26,877 in 1995)                 169,326   171,815
   Deferred income taxes, net                                13,499    13,824
   Other assets                                              10,086    13,108
                                                           --------  --------
                                                           $441,325  $456,918
                                                           ========  ========




                      LIABILITIES AND STOCKHOLDERS' EQUITY



   Current liabilities:
    Accounts payable                                        $50,898   $63,482
    Accrued compensation, benefits and related taxes         16,137    15,899
    Other current liabilities                                21,033    22,395
                                                           --------  --------
     Total current liabilities                               88,068   101,776

   Long-term debt                                           110,164   117,920
                                                           --------  --------
     Total liabilities                                      198,232   219,696

   Stockholders' equity:
    Preferred stock, par value $1.00 per share, 5 million
     shares authorized, none issued and outstanding             ---       ---
    Common stock, par value $0.01 per share,
     50 million shares authorized; 22.9 million shares
     issued and outstanding in 1996 and 1995                    229       229
    Capital in excess of par value                          217,401   217,013
    Retained earnings                                        25,762    20,194
    Cumulative translation adjustments                         (299)     (214)
                                                           --------  --------
     Total stockholders' equity                             243,093   237,222
                                                           --------  --------
                                                           $441,325  $456,918
                                                           ========  ========



        See accompanying notes to the consolidated financial statements.

                               ANTEC CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                       (In thousands, except share data)






                                                        Three months ended               Six months ended
                                                                June 30                       June 30
                                                        -------------------              -------------------
                                                        1996          1995                    1996       1995
                                                        ----          -----                   ----       ----
     Net sales                                          $162,784     $165,332               $325,176    $324,179
     Cost of sales                                       124,522      127,704                249,104     245,618
                                                        --------     --------                --------   --------
     Gross profit                                         38,262       37,628                 76,072      78,561

     Operating expenses:
      Selling, general and
       administrative expenses                            28,474       30,625                 56,854      59,045
      Amortization of goodwill                             1,245        1,185                  2,489       2,366
                                                          ------       -------              --------    --------
                                                          29,719       31,810                 59,343      61,411
                                                         -------       ------               --------    --------

     Operating income                                      8,543        5,818                 16,729      17,150

     Interest expense and other, net                       2,216        2,834                  4,918       5,692
                                                         -------        ------              --------     -------

     Income before income taxes                            6,327        2,984                 11,811      11,458

     Income tax expense                                    3,321        1,902                  6,243       5,982
                                                         -------       ------                  -----       -----

     Net income                                           $3,006       $1,082                 $5,568      $5,476
                                                         =======       ======                 ======      ======

     Net income per common and
      common equivalent share                               $.13         $.05                   $.24        $.24
                                                         =======       =======                  =====       ====


     Weighted average common and
      common equivalent shares                            23,499       23,077                 23,514      23,064
                                                          ======       ======                 ======     =======





        See accompanying notes to the consolidated financial statements.

                               ANTEC CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)




                                                                                  Six months ended
                                                                                       June 30
                                                                                --------------------
                                                                                1996             1995
                                                                                ----             ----
   Operating activities:
    Net income                                                                  $5,568           $5,476
    Adjustments to reconcile net income to
     net cash provided (used) by operating activities:
      Depreciation and amortization                                              6,318            5,659
      Changes in operating assets and liabilities
        net of effects of acquisitions:
         Accounts receivable                                                     1,256          (21,128)
         Inventories                                                             9,316          (13,286)
         Accounts payable and accrued liabilities                              (13,735)           8,119
         Other, net                                                                467              452
                                                                             ---------         --------
   Net cash provided (used) by operating activities                              9,190          (14,708)

   Investing activities:
    Purchases of property, plant and equipment                                  (3,333)          (8,105)
    Other                                                                        1,549           (1,867)
                                                                             ---------         --------
   Net cash used by investing activities                                        (1,784)          (9,972)
                                                                             ---------         --------

   Net cash provided (used) before financing activities                          7,406          (24,680)

   Financing activities:
    Borrowings                                                                 117,995           77,941
    Reductions in borrowings                                                  (125,756)         (52,272)
    Proceeds from issuance of common stock                                         388              933
                                                                             ---------         --------
   Net cash provided (used) by financing activities                             (7,373)          26,602
                                                                             ---------         --------
   Net increase in cash and cash equivalents                                        33            1,922
   Cash and cash equivalents at beginning of period                                979              835
                                                                             ---------          --------
   Cash and cash equivalents at end of period                                   $1,012           $2,757
                                                                             =========           ========

   Supplemental cash flow information:
    Interest paid during the period                                             $4,089           $5,424
                                                                              =========         ========
    Income taxes paid during the period                                         $5,735           $8,490
                                                                             =========         ========




        See accompanying notes to the consolidated financial statements.

                               ANTEC CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)




NOTE 1. BASIS OF PRESENTATION

     The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements included in ANTEC Corporation's (the "Company" or "ANTEC") Annual Report on Form 10-K for the year ended December 31, 1995. The consolidated financial information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the consolidated financial statements for the periods shown.

                               ANTEC CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



COMPARISON OF OPERATIONS FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 1996 AND
1995

     Net Sales. Net sales for the six and three month periods ended June 30, 1996 were $325.2 million and $162.8 million, respectively, compared to $324.2 million and $165.3 million for the same periods in 1995. 1996 sales reflect international sales growth offset by continued softness in the domestic cable TV market.

     Gross Profit. Gross profit for the six and three month periods ended June 30, 1996 was $76.1 million and $38.3 million, respectively, compared to $78.6 million and $37.6 million for the same periods in 1995. Gross profit as a percentage of net sales for the six and three month periods ended June 30, 1996 was 23.4% and 23.5%, respectively, compared to 24.2% and 22.8% for the same periods in 1995. The six month period of 1995 was favorably impacted by additional service fees received in the first quarter of that year. The improved gross profit percentage for the three month period ended June 30, 1996 is a result of product mix, notably an increase in ANTEC manufactured product sales.

     Selling, General and Administrative ("SG&A") Expenses. SG&A expenses for the six and three month periods ended June 30, 1996 were $56.9 million and $28.5 million, respectively, compared to $59.0 million and $30.6 million for the same periods in 1995. This represents decreases of 3.7% and 7.0% for the six and three month periods, respectively. These reductions primarily reflect the impact of ANTEC's reorganized management structure.

     Interest Expense and Other, Net. Interest expense and other, net for the six and three month periods ended June 30, 1996 was $4.9 million and $2.2 million, respectively, compared to $5.7 million and $2.8 million for the same periods in 1995. These decreases primarily relate to decreased debt levels resulting from an improved working capital position, driven largely by a significant reduction in inventory levels and, to a lesser extent, a lower average interest rate under the Company's credit facility.

     Net Income. Net income for the six and three month periods ended June 30, 1996 was $5.6 million and $3.0 million, respectively, compared to $5.5 million and $1.1 million for the same periods in 1995. These increases are due to the factors described above.

                               ANTEC CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CON'T.)



FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1996, the Company had a balance of $107.5 million outstanding and had approximately $62 million of available borrowings under its credit facility. The average interest rate on these borrowings was 6.5% at June 30, 1996. The commitment fee on unused borrowings is approximately 1/4 of 1%.


     The Company's capital expenditures were $3.3 million and $8.1 million for the six months ended June 30, 1996 and 1995, respectively. 1995 capital expenditures consisted primarily of planned sales office and warehouse improvements and expansion. The Company has no significant commitments for capital expenditures at June 30, 1996.

     As of June 30, 1996, approximately $3 million of the Company's 1995 non-recurring charge had yet to be utilized. It is currently anticipated that the remaining balance will be expended by the end of 1996, except for amounts related to long-term property lease commitments.

     The Company's primary need for capital is to fund working capital requirements, primarily accounts receivable and inventory. The accounts receivable component of working capital tends to fluctuate closely with the overall volume of sales activity. Reflecting sales fluctuations, the investment in accounts receivable (decreased) increased approximately ($1.3) million and $21.1 million in 1996 and 1995, respectively. The Company has generally been able to adjust inventory levels according to anticipated business activity. 1996 inventory levels decreased in the first half of the year resulting from the Company's continued efforts to control inventory levels. Reflecting an anticipated increase in sales, investment in inventory increased significantly in the six months ended June 30, 1995.

CASH FLOW

     Cash flows provided (used) by operating activities were $9.2 million and ($14.7) million for the six months ended June 30, 1996 and 1995, respectively. 1996 reflects the Company's improved working capital position including its continued effort to control inventory. 1995 reflects an increase in working capital investments required to support the increased sales activity.

     Cash flows used by investing activities were $1.8 million and $10.0 million for the six months ended June 30, 1996 and 1995, respectively. 1995 includes the impact of planned sales and warehouse improvements.

     Cash flows (used) provided by financing activities were ($7.4) million and $26.6 million for the six months ended June 30, 1996 and 1995, respectively. Both periods reflect their respective trends in working capital investments.

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



                                                     ANTEC CORPORATION





Dated:  August 9, 1996                  By:  /s/     Lawrence A. Margolis
                                             -----------------------------
                                             Lawrence A. Margolis
                                             Executive Vice President
                                             (Principal Financial Officer,
                                             duly authorized to sign on
                                             behalf of the registrant)