Form 10-Q
period 1996-09-30
ANTEC CORP
filed 1996-11-14
CIK 908610

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549


                                   FORM 10-Q



 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1996

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission file number 0-22336


                               ANTEC CORPORATION
             (Exact name of registrant as specified in its charter)



Delaware                                                            36-3892082
-------------------------------                            -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization                              Identification No.)


                               2850 W. Golf Road
                           Rolling Meadows, IL  60008
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

                               Yes  X  No
                                  ----   ----
At October 31, 1996, there were 22,996,056 shares of Common Stock, $0.01 par value, of the registrant outstanding.

PART I. FINANCIAL INFORMATION

                               ANTEC CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)




                                     ASSETS


                                                     September 30, December 31,
                                                         1996         1995
                                                       --------     --------
                                                             (Unaudited)
Current assets:
 Cash and cash equivalents                             $  1,845     $    979
 Accounts receivable (net of allowance for
  doubtful accounts of $2,612 in 1996 and
  $1,956 in 1995)                                       102,920      106,547
 Inventories, primarily finished goods                  108,565      122,231
 Other current assets                                     3,353        2,477
                                                       --------     --------
  Total current assets                                  216,683      232,234

Property, plant and equipment, net                       26,033       25,937
Goodwill (net of accumulated amortization
 of $30,611 in 1996 and $26,877 in 1995)                168,374      171,815
Deferred income taxes, net                               12,000       13,824
Other assets                                             18,652       13,108
                                                       --------     --------
                                                       $441,742     $456,918
                                                       ========     ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
 Accounts payable                                      $ 41,908     $ 63,482
 Accrued compensation, benefits and related taxes        18,249       15,899
 Other current liabilities                               22,426       22,395
                                                       --------     --------
  Total current liabilities                              82,583      101,776

Long-term debt                                          109,661      117,920
                                                       --------     --------
  Total liabilities                                     192,244      219,696

Stockholders' equity:
 Preferred stock, par value $1.00 per share, 5 million
  shares authorized, none issued and outstanding            ---          ---
 Common stock, par value $0.01 per share,
  50 million shares authorized; 22.9 million shares
  issued and outstanding in 1996 and 1995                   229          229
 Capital in excess of par value                         217,403      217,013
 Retained earnings                                       31,860       20,194
 Cumulative translation adjustments                           6         (214)
                                                       --------     --------
  Total stockholders' equity                            249,498      237,222
                                                       --------     --------
                                                       $441,742     $456,918
                                                       ========     ========



        See accompanying notes to the consolidated financial statements.

                               ANTEC CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                       (In thousands, except share data)




                                     Three months ended    Nine months ended
                                        September 30         September 30
                                    --------------------  --------------------
                                      1996       1995        1996       1995
                                    ---------  ---------  ---------  ---------

Net sales                           $ 157,956  $ 165,520  $ 483,132  $ 489,699
Cost of sales                         118,815    126,926    367,919    372,544
                                    ---------  ---------  ---------  ---------
Gross profit                           39,141     38,594    115,213    117,155

Operating expenses:
 Selling, general and
  administrative expenses              28,372     31,660     85,226     90,705
 Amortization of goodwill               1,245      1,189      3,734      3,555
 Non-recurring items                      ---     21,681        ---     21,681
                                    ---------  ---------  ---------  ---------
                                       29,617     54,530     88,960    115,941
                                    ---------  ---------  ---------  ---------
Operating income (loss)                 9,524    (15,936)    26,253      1,214

Other expense (income):
 Interest expense and other, net        2,039      2,660      6,957      8,352
 Gain on sale of Canadian business     (3,835)       ---     (3,835)       ---
                                    ---------  ---------  ---------  ---------
Income (loss) before income taxes      11,320    (18,596)    23,131     (7,138)

Income tax expense (benefit)            5,222     (6,668)    11,465       (686)
                                    ---------  ---------  ---------  ---------

Net income (loss)                   $   6,098  $ (11,928) $  11,666  $  (6,452)
                                    =========  =========  =========  =========

Net income (loss) per common
 and common equivalent share        $    0.26  $   (0.52) $    0.50  $   (0.28)
                                    =========  =========  =========  =========

Weighted average common and
 common equivalent shares              23,432     22,904     23,486     23,018
                                    =========  =========  =========  =========





        See accompanying notes to the consolidated financial statements.

                               ANTEC CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)



                                                          Nine months ended
                                                             September 30
                                                         -------------------
                                                           1996       1995
                                                         ---------  --------
   Operating activities:
    Net income (loss)                                    $  11,666  $ (6,452)
    Adjustments to reconcile net income (loss) to
     net cash provided (used) by operating activities:
      Depreciation and amortization                          9,477     8,838
      Deferred income taxes                                  1,824    (8,233)
      Changes in operating assets and liabilities
        net of effects of dispositions:
         Accounts receivable                                  (966)  (25,277)
         Inventories                                         9,171      (617)
         Accounts payable and accrued liabilities          (18,149)   25,359
         Other, net                                         (3,420)    1,650
                                                         ---------  --------
   Net cash provided (used) by operating activities          9,603    (4,732)

   Investing activities:
    Purchases of property, plant and equipment              (5,378)  (11,721)
    Sale of Canadian business                                3,000       ---
    Other                                                    1,523    (2,740)
                                                         ---------  --------
   Net cash used by investing activities                      (855)  (14,461)
                                                         ---------  --------

   Net cash provided (used) before financing activities      8,748   (19,193)

   Financing activities:
    Borrowings                                             156,989   111,941
    Reductions in borrowings                              (165,259)  (91,775)
    Proceeds from issuance of common stock                     388     1,511
                                                         ---------  --------
   Net cash provided (used) by financing activities         (7,882)   21,677
                                                         ---------  --------
   Net increase in cash and cash equivalents                   866     2,484
   Cash and cash equivalents at beginning of period            979       835
                                                         ---------  --------
   Cash and cash equivalents at end of period            $   1,845  $  3,319
                                                         =========  ========

   Supplemental cash flow information:
    Interest paid during the period                      $   5,583  $  8,268
                                                         =========  ========
    Income taxes paid during the period                  $   9,910  $  9,050
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

NOTE 2. SALE OF CANADIAN BUSINESS

     In the third quarter of 1996, the Company sold its Canadian distribution business to Cabletel Communications Corporation ("Cabletel") for approximately $6.0 million in cash and notes, as well as 1,450,000 and 500,000 shares of common stock in Cabletel and ARC International Corporation, respectively, for an aggregate sales price of approximately $12.4 million. The Company recorded a pretax gain of approximately $3.8 million in connection with the sale. The Canadian distribution business was immaterial to the Company's consolidated results of operations and financial position.

NOTE 3. SUBSEQUENT EVENT

     On October 28, 1996, ANTEC Corporation and TSX Corporation executed a definitive agreement whereby a wholly-owned subsidiary of the Company will merge into TSX Corporation. Under the terms of the transaction, TSX Corporation shareholders will receive 1.00 share of ANTEC Corporation stock for each share of TSX Corporation stock that they own. It is contemplated that the transaction will be tax-free for TSX Corporation shareholders and will be accounted for as a pooling of interests. Both companies' boards of directors have approved the transaction and, subject to shareholder approval and satisfaction of other conditions, the transaction is anticipated to close in early 1997.

                               ANTEC CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



COMPARISON OF OPERATIONS FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

     Net Sales. Net sales for the nine and three month periods ended September 30, 1996 were $483.1 million and $158.0 million, respectively, compared to $489.7 million and $165.5 million for the same periods in 1995. 1996 sales reflect international sales growth offset by continued softness in the domestic cable TV market.

     Gross Profit. Gross profit for the nine and three month periods ended September 30, 1996 was $115.2 million and $39.1 million, respectively, compared to $117.2 million and $38.6 million for the same periods in 1995. Gross profit as a percentage of net sales for the nine and three month periods ended September 30, 1996 was 23.8% and 24.8%, respectively, compared to 23.9% and 23.3% for the same periods in 1995. The improved gross profit percentage for the three month period ended September 30, 1996 is a result of product mix, notably an increase in ANTEC manufactured product sales.

     Selling, General and Administrative ("SG&A") Expenses. SG&A expenses for the nine and three month periods ended September 30, 1996 were $85.2 million and $28.4 million, respectively, compared to $90.7 million and $31.7 million for the same periods in 1995. This represents decreases of 6.0% and 10.4% for the nine and three month periods, respectively. These reductions primarily reflect the impact of ANTEC's reorganized structure.

     Non-recurring Items. In the third quarter of 1995, a $21.7 million pretax non-recurring charge was recorded resulting principally from the Company's decision to accelerate the integration and consolidation of its 1994 engineering and manufacturing acquisitions and the streamlining of its distribution business by merging two divisions. The one-time charge includes the cost of employee separations, facility consolidations and closings, and the writedown to net realizable value of inventory in discontinued product lines. As of September 30, 1996, approximately $3 million of the Company's 1995 non-recurring charge had yet to be utilized. It is currently anticipated that the remaining balance will be expended by the end of 1996, except for amounts related to long-term property lease commitments.

     Interest Expense and Other, Net. Interest expense and other, net for the nine and three month periods ended September 30, 1996 was $7.0 million and $2.0 million, respectively, compared to $8.4 million and $2.7 million for the same periods in 1995. These decreases primarily relate to decreased debt levels resulting from an improved working capital position, driven largely by a significant reduction in inventory levels and, to a lesser extent, a lower average interest rate under the Company's credit facility.

                               ANTEC CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CON'T.)



     Gain on Sale of Canadian Business. In the third quarter of 1996, the Company sold its Canadian distribution business to Cabletel Communications Corporation ("Cabletel") for approximately $6.0 million in cash and notes, as well as 1,450,000 and 500,000 shares of common stock in Cabletel and ARC International Corporation, respectively, for an aggregate sales price of approximately $12.4 million. The Company recorded a pretax gain of approximately $3.8 million in connection with the sale. The Canadian distribution business was immaterial to the Company's consolidated results of operations and financial position.

     Net Income. Net income for the nine and three month periods ended September 30, 1996 was $11.7 million and $6.1 million, respectively, compared to net loss of $6.5 million and $11.9 million for the same periods in 1995. These increases are due to the factors described above.

                               ANTEC CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CON'T.)



FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1996, the Company had a balance of $107.0 million outstanding and had approximately $58 million of available borrowings under its credit facility. The average interest rate on these borrowings was 6.5% at September 30, 1996. The commitment fee on unused borrowings is approximately 1/4 of 1%.


     The Company's capital expenditures were $5.4 million and $11.7 million for the nine months ended September 30, 1996 and 1995, respectively. 1995 capital expenditures consisted primarily of planned sales office and warehouse improvements and expansion. The Company has no significant commitments for capital expenditures at September 30, 1996.

     As of September 30, 1996, approximately $3 million of the Company's 1995 non-recurring charge had yet to be utilized. It is currently anticipated that the remaining balance will be expended by the end of 1996, except for amounts related to long-term property lease commitments.

     The Company's primary need for capital is to fund working capital requirements, primarily accounts receivable and inventory. The accounts receivable component of working capital tends to fluctuate closely with the overall volume of sales activity. The Company has generally been able to adjust inventory levels according to anticipated business activity. Reflecting sales fluctuations, the investment in accounts receivable and inventory (decreased) increased approximately ($8.2) million and $25.9 million in the nine months ended September 30, 1996 and 1995.

CASH FLOW

     Cash flows provided (used) by operating activities were $9.6 million and ($4.7) million for the nine months ended September 30, 1996 and 1995,
respectively.   1996 reflects the Company's improved operating results and its continued effort to control inventory. 1995 reflects increased investment in accounts receivables resulting from increased sales activity.

     Cash flows used by investing activities were $0.9 million and $14.5 million for the nine months ended September 30, 1996 and 1995, respectively. 1996 includes $3.0 million in cash received from the sale of the Canadian distribution business. 1995 includes the impact of planned sales and warehouse improvements.

     Cash flows (used) provided by financing activities were ($7.9) million and $21.7 million for the nine months ended September 30, 1996 and 1995, respectively. Both periods reflect their respective operating results and investing activities.

                               ANTEC CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CON'T.)



RECENT DEVELOPMENTS

     In October 1996, Tele-Communications, Inc. ("TCI") announced that it was temporarily ceasing to accept shipments of traditional cable television products while continuing to accept shipments of digital set top and cable telephony products. ANTEC's near-term financial results will be adversely affected by this development. Whether this action by TCI is merely a temporary inventory and capital expenditure control measure or a significant change in direction is not known.

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



                                           ANTEC CORPORATION



Dated:     November 13, 1996               /s/ Lawrence A. Margolis
                                           -----------------------------------
                                           Lawrence A. Margolis
                                           Executive Vice President
                                           (Principal Financial Officer, duly
                                           authorized to sign on behalf of the
                                           registrant)