Form 10-K/A
period 1995-12-31
ANTEC CORP
filed 1996-12-24
CIK 908610

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                 FORM 10-K/A


                               AMENDMENT NO. 1


 X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---     EXCHANGE ACT OF 1934...............FOR THE FISCAL YEAR ENDED DECEMBER
        31, 1995
                                      OR
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---     EXCHANGE ACT OF 1934


COMMISSION FILE NUMBER 0-22336

                              ANTEC CORPORATION
            (Exact name of Registrant as specified in its charter)


           DELAWARE                                             36-3892082
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)


                             2850 WEST GOLF ROAD
                           ROLLING MEADOWS, IL 60008
                                (847) 439-4444
        (Address, including zip code, and telephone number, including area code, of Registrant's principal executive offices)


Securities registered pursuant to Section 12(b) of the Act:


                                                       NAME OF EACH EXCHANGE
    TITLE OF EACH CLASS                                 ON WHICH REGISTERED
    -------------------                                 -------------------

Common stock, $0.01 par value                      NASDAQ National Market System

Securities registered pursuant to Section 12(g) of the Act: None


        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes    X            No
                                 ---                ---

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

        The aggregate market value of the shares of Registrant's common stock, $0.01 par value, held by nonaffiliates of Registrant was approximately $251,482,000 as of March 13, 1996.

        At March 13, 1996, 22,872,682 shares of Registrant's common stock, $0.01 par value, were outstanding.

        The undersigned registrant hereby amends the following items of its Annual Report on Form 10-K for the year ended December 31, 1995 as set forth in the pages attached hereto:

Part II.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

ITEM 7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS


        The following should be read in conjunction with the Company's consolidated financial statements and the related notes thereto included elsewhere in this Report.

INDUSTRY CONDITIONS

        The Company's performance is largely dependent on capital spending for constructing, rebuilding, maintaining or upgrading of domestic cable systems. Approximately 70% of the Company's sales for 1995 came from sales to the domestic cable industry. Capital spending in the cable industry has been cyclical. The amount of capital spending and, therefore, the Company's sales and profits, are affected by a variety of factors, including general economic conditions, availability and cost of capital, other demands and opportunities for capital (such as acquisitions), regulation, demand for cable services, competition and technology, and real or perceived trends or uncertainties in these factors. For example, financing difficulties and concerns about potential regulation and changing technologies depressed capital spending in 1991 and mid-1992. Similarly, rate reductions for cable service imposed by the FCC in 1994 caused scheduled capital spending to be delayed. Also during 1995, delays in the passage of the telecommunications bill and increased merger and acquisition activity in the cable industry depressed capital spending.

        Technological developments are occurring rapidly in the communications industry. A recent example is direct broadcast satellite which bypasses traditional cable systems. The effects of such developments on the Company and the cable industry as a whole are uncertain. The Company itself is involved in several developmental projects independently and through one of its joint ventures with Nortel. There can be no assurance that such projects will be successfully developed or, if developed, such products will be widely accepted or otherwise successfully exploited.

        In addition to the factors affecting capital spending for the domestic cable industry, the Company may be affected by which companies are doing the spending because of its close ties to traditional cable companies in general and to certain of these companies in particular. Thus, the entrance of telephone companies into the cable industry and the consolidation of cable companies and telephone companies, as the result of the new federal legislation discussed below, may affect not only the level of capital spending in general, but the portion thereof received by the Company.

        In the first quarter of 1996, the telecommunications bill ("Bill) was approved by Congress and signed by the President. Overall, the Bill allows long-distance carriers, local phone companies and cable companies to provide similar services across their networks. The Bill gives the FCC broad powers over this process and the technology which will be used. The Bill also greatly eases restrictions on ownership of radio and television stations, permits the regional telephone companies to engage in manufacturing and research and development and is intended to facilitate the increased availability of wireless technologies. The impact of the Bill on the Company and the industry it serves is not known as the FCC and state regulators must decide how the Bill will be implemented, and the companies must decide what services they provide in the future.

RESULTS OF OPERATIONS

        The following table sets forth certain financial data as a percentage of net sales:


                                                                                Years Ended December 31
                                                                                -----------------------

                                                                         1995            1994            1993
                                                                         ----            ----            ----
Net sales .....................................................         100.0%          100.0%          100.0%
Cost of sales .................................................          76.6            78.4            80.6
                                                                        -----           -----           -----
Gross profit ..................................................          23.4            21.6            19.4
Selling, general and administrative expenses ..................          17.9            14.0            13.5
Non-recurring items............................................           3.3               -               -
                                                                        -----           -----           -----
Operating income before goodwill amortization (1) .............           2.2             7.6             5.9
Amortization of goodwill ......................................           0.7             0.6             0.7
                                                                        -----           -----           -----
Operating income ..............................................           1.5             7.0             5.2
Interest expense and other, net ...............................           1.7             0.8             0.7
                                                                        -----           -----           -----
Income (loss) before income tax expense .......................          (0.2)            6.2             4.5
Income tax expense ............................................             4             2.8             2.1
                                                                        -----           -----           -----
Net income (loss) .............................................          (0.6)%           3.4%            2.4%
                                                                        =====           =====           =====


(1) Based upon discussions with financial analysts, the Company considers operating income before goodwill amortization to be a meaningful and readily comparable measure of the Company's relative performance. Operating income before goodwill amortization is not presented in accordance with Generally Accepted Accounting Principles ("GAAP"), and it should not be considered in isolation or as an alternative to GAAP-derived measures of financial performance.

COMPARISON OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994

        Net Sales. Net sales were $658.2 million in 1995 as compared to $553.5 million in 1994. Net sales increased primarily due to continued international expansion and the full year impact of the 1994 acquisitions. Businesses acquired in 1994 accounted for approximately $90 million of the increase in net sales. Overall sales to domestic CATV customers were down slightly compared to 1994 primarily resulting from legislative and regulatory uncertainties.

        Gross Profit. Gross profit in 1995 was $154.1 million as compared to $119.6 million in 1994. Gross profit increased primarily due to an increase in net sales. Gross profit percentages increased to 23.4% in 1995 from 21.6% in 1994 due to changes in product mix as the result of new, higher margin products and services. In the fourth quarter of 1994, the Company determined its reserve for obsolete and slow-moving inventory was in excess of current needs. At December 31, 1994, the inventory levels of high technology products (i.e., products most susceptible to obsolescence) had been reduced significantly from prior years, therefore significantly reducing the risk of obsolescence. As a result, the Company recorded a $3.1 million favorable inventory adjustment in the fourth quarter of 1994.

        Selling, General and Administrative ("SG&A") Expenses. SG&A expenses in 1995 were $117.9 million as compared to $77.4 million in 1994. This increase primarily reflects the inclusion of the operating expenses of recent acquisitions and related expenses, increased product development and international market development, and a modest increase in core expenses.

        Non-Recurring Items. In the third quarter of 1995, a $21.7 million pretax non-recurring charge was recorded resulting from the Company's decision to integrate its manufacturing and engineering businesses to capture the potential synergies of its recent acquisitions and streamline its distribution operations, merging two distribution divisions into one, eliminating sales and warehouse facilities. (See Financial Liquidity and Capital Resources.)

        Interest Expense and Other, Net. Interest expense and other, net was $11.0 million in 1995 as compared to $4.5 million in 1994. This increase relates primarily to increased debt levels resulting from the 1994 acquisitions and increased investment in product development and worldwide market expansion.

        Net Income (Loss). Net loss in 1995 was $3.6 million as compared to net income of $18.9 million in 1994. This decrease is due to factors described above. Net income before the impact of the non-recurring charge was $9.4 million in 1995. Non-cash goodwill amortization expense increased $1.7 million to $4.8 million relating to the acquisitions completed in 1994.

COMPARISON OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1994 AND 1993

        Net Sales. Net sales were $553.5 million in 1994 as compared to $427.6 million in 1993. Net sales increased primarily due to increased capital spending by cable system operators that were upgrading their systems and technology. A large portion of the sales increase resulted from increased sales of high bandwidth and system passive products. Businesses acquired in 1994 accounted for approximately $34 million of the increase in sales.

        Gross Profit. Gross profit in 1994 was $119.6 million in 1994 as compared to $83.0 million in 1993. Gross profit increased primarily due to an increase in net sales, and to a lesser extent the impact of the 1994 acquisitions. Gross profit percentages increased to 21.6% in 1994 from 19.4% in 1993 primarily due to changes in the product mix favoring higher margin products. In the fourth quarter of 1994, the Company determined its reserve for obsolete and slow-moving inventory was in excess of current needs. At December 31, 1994, the inventory levels of high technology products (i.e., products most susceptible to obsolescence) had been reduced signficantly from prior years, therefore significantly reducing the risk of obsolescence. As a result, the Company recorded a $3.1 million favorable inventory adjustment in the fourth quarter of 1994.

        Selling, General and Administrative ("SG&A") Expenses. SG&A expenses in 1994 were $77.4 million as compared to $57.8 million in 1993. SG&A expenses as a percentage of sales increased to 14.0% in 1994 from 13.5% in 1993 primarily due to increased product development costs and international expansion.

        Interest Expense and Other, Net. Interest expense and other, net was $4.5 million in 1994 as compared to $3.3 million in 1993. This increase primarily relates to increased debt levels resulting from the 1994 acquisitions and increasing interest rates.

        Net Income. Net Income was $18.9 million in 1994 as compared to $10.1 million in 1993. This increase was primarily due to a significant increase in sales and an increase in gross profit margin as described above. Non-cash goodwill amortization expense increased to $3.2 million in 1994 due to the 1994 acquisitions.

FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

        In the third quarter of 1995, ANTEC announced plans to reorganize the Company in order to reduce costs of operations and to refocus its product and market development activities. The Company's decision to reorganize was a result of the impact of reduced spending in the domestic CATV industry. The Company had expected its aggressive product development and international expansion to be funded by continued increases in spending by domestic customers. When this did not occur, due to softness in the domestic market, the Company took steps necessary to consolidate operations to reflect current customer spending patterns. The four major components of the Company's reorganization plan were to: (1) streamline the distribution organization by merging two divisions into one, resulting in the closing of six sales offices and four warehouse locations and a resultant planned reduction in inventory;
(2) refocus product development on those activities that directly support the network elements for the early deployment of hybrid-fiber coax architectures and eliminate or delay spending on other selected projects; (3) concentrate international activities on growing existing programs, especially in Asia and South America; and (4) capture synergies of 1994 acquisitions by accelerating integration and consolidation of the engineering and manufacturing operations functions of the ESP, ETG, Power Guard and Keptel businesses. The components of the non-recurring charge included $9.0 million related to personnel-related costs and operating lease commitments for facility closings, $10.0 million for the write-down to net realizable value of inventory in discontinued product lines and $2.7 million for the write-down of other assets. The personnel-related costs included charges related to the termination of approximately 100 employees primarily resulting from the factors described above. The inventory write-down to net realizable value related to the refocus of product development which eliminated selected projects and related inventory and the consolidation of the distribution divisions which eliminated certain competing product lines. In the fourth quarter of 1995, the Company paid approximately $3 million relating to the personnel and operating lease costs. At December 31, 1995, approximately $6 million of the charge had yet to be utilized. It is currently anticipated that the remaining balance will be expended by the end of 1996, except for amounts related to long-term property lease commitments.

        In March 1995, the Company and a group of banks executed a restatement and amendment to the revolving credit facility (the "Credit Facility") extending the maturity to 1999 and increasing the loan commitments to $225 million. After the reorganization in September of the Company's business and related non-recurring charge, the terms and conditions of the Credit
Facility were further amended to enhance the Company's flexibility and reduce the size of the facility to $185 million. As of December 31, 1995, the Company had approximately $47 million of available borrowings under the Credit Facility.

        The Company's capital expenditures were $13.5 million in 1995 as compared to $10.5 million in 1994. 1995 capital expenditures consisted primarily of planned sales office and warehouse improvements and expansion, occurring principally in the first three quarters of the year. The Company has no significant commitments for capital expenditures at December 31, 1995.

        The Company's primary need for capital is to fund working capital requirements, primarily accounts receivable and inventory. The accounts receivable component of working capital tends to fluctuate closely with the overall volume of sales activity. Reflecting sales increases, the investment in accounts receivable increased approximately $14.4 million in 1995. The Company has generally been able to adjust inventory levels according to anticipated business activity. 1995 inventory levels continued to decrease throughout the second half of the year resulting from the Company's increased efforts to control inventory levels. 1994 reflects a significant increase in inventory levels, primarily system passives. This increase was caused by an accelerated production schedule set early in the year to respond to the forecasted needs of customers.

        The Company additionally requires capital to fund acquisitions and alliances both in the United States and international markets. During 1994, the Company completed several acquisitions aggregating over $100 million in cash and ANTEC common stock. Also in 1994, ANTEC formed a joint venture with a wholly-owned subsidiary of Sumitomo Electric Industries, Ltd. to manufacture fiber optic cable. ANTEC contributed approximately $4 million and owns 20% of the joint venture. In 1995, the Company paid approximately $11 million in cash and ANTEC common stock principally resulting from the final settlement of contingent payments for certain 1994 acquisitions.

Cash Flow

        Cash flows provided (used) by operating activities were $25.7 million, ($37.2) million and ($2.9) million for the years ended December 31, 1995, 1994 and 1993, respectively. The increase in cash flow in 1995 was primarily due to continued efforts to improve working capital levels. The decrease in cash flow in 1994 was a result of the continued increase in working capital investments required to support the increase in sales activity. 1994 reflects a significant increase in inventory levels, primarily system passives. This increase was caused by an accelerated production schedule set early in the year to respond to the forecasted needs of customers. 1995 inventory levels continued to decrease throughout the latter half of 1995. Cash flows used by investing activities were $19.4 million, $66.2 million and $11.0 million for the years ended December 31, 1995, 1994 and 1993, respectively. Cash flows used for acquisitions of businesses were $2.7 million, $50.6 million and $9.8 million in 1995, 1994 and 1993, respectively.

        Cash flows provided (used) by financing activities were ($6.1) million, $103.1 million and $14.0 million for the years ended December 31, 1995, 1994 and 1993, respectively. The decrease in 1995 was primarily due to improved working capital, primarily inventory levels. The increase in 1994 was primarily due to acquisitions of businesses and increased working capital requirements. 1993 includes a net reduction in borrowings of $53.5 million, which resulted from the use of net proceeds from the initial public offering, partially offset by an increase in debt to support working capital needs.
Prior to July 1993, the Company operated as part of Anixter's centralized cash management system and net cash receipts and available borrowings of the Company, if not needed to fund its operatons, were assumed to be transferred to Anixter. Such assumed transfers (to) from Anixter were none, none and $8.6 million for the years ended December 31, 1995, 1994 and 1993 respectively.

                                  SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             ANTEC Corporation


                                             /s/  Lawrence A. Margolis
                                             -------------------------
                                                  Lawrence A. Margolis
                                                  Executive Vice President

Dated:  December 23, 1996