Form 10-K405
period 1996-12-31
ANTEC CORP
filed 1997-03-28
CIK 908610

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934.....................FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(b) of the Act:

                                   NAME OF EACH EXCHANGE
     TITLE OF EACH CLASS            ON WHICH REGISTERED
     -------------------           ---------------------
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

                            Yes [X]          No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the shares of Registrant's common stock, $0.01 par value, held by nonaffiliates of Registrant was approximately $280,830,000 as of March 13, 1997.

     At March 13, 1997, 38,419,781 shares of Registrant's common stock, $0.01 par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the Registrant's Proxy Statement for the 1997 Annual Meeting of Stockholders of ANTEC Corporation are incorporated by reference into
Part III. This document consists of 39 pages. Exhibit List is on page 37.
================================================================================

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I.
Item 1.       Business....................................................    3
Item 2.       Properties..................................................    9
Item 3.       Legal Proceedings...........................................    9
Item 4.       Submission of Matters to a Vote of Security Holders.........    9
PART II.
Item 5.       Market for the Registrant's Common Stock and Related
                Stockholder Matters.......................................   11
Item 6.       Selected Consolidated Historical and Pro Forma Financial
                Data......................................................   12
Item 7.       Management's Discussion and Analysis of Financial Condition
                and Results of Operations.................................   13
Item 8.       Consolidated Financial Statements and Supplementary Data....   17
Item 9.       Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure..................................   17
PART III.
Item 10.      Directors and Executive Officers of the Registrant..........   35
Item 11.      Executive Compensation......................................   35
Item 12.      Security Ownership of Certain Beneficial Owners and
                Management................................................   35
Item 13.      Certain Relationships and Related Transactions..............   35
PART IV.
Item 14.      Exhibits, Financial Statement Schedules and Reports on Form
                8-K.......................................................   36

                                     PART I

ITEM 1. BUSINESS

GENERAL

     ANTEC Corporation ("ANTEC", or herein together with its consolidated subsidiaries, called the "Company") is an international communications technology company specializing in the design, engineering, manufacturing, materials management and distribution of products for hybrid fiber/coax ("HFC") broadband networks. The Company was incorporated in Delaware in May 1993 as a wholly-owned subsidiary of Anixter Inc. ("Anixter"), which is a subsidiary of Anixter International Inc. ("Anixter International"), (formerly Itel Corporation).

     The ANTEC business was originally formed as a division of Anixter in 1969 through the acquisition of a company involved in the cable industry. Commencing in 1991, ANTEC established independent management, sales, marketing and data processing functions and, in 1993, the establishment of ANTEC as a separate and independent corporation was completed. The separation consisted of several steps herein referred to as the "Corporate Organization." The Corporate Organization, which was completed on July 16, 1993, consisted of: (i) the incorporation of ANTEC; (ii) the negotiation and execution by ANTEC of a new revolving credit facility (the "Credit Facility"); (iii) the contribution by Anixter of the assets and liabilities of its ANTEC business divisions to ANTEC in exchange for all of ANTEC's common and preferred stock; (iv) the use of the borrowings under the Credit Facility for the repayment of certain Anixter debt, which had been secured by ANTEC assets; (v) the distribution by Anixter of 100% of the outstanding common stock of ANTEC to Anixter International; and (vi) the exchange by Anixter of the ANTEC preferred stock held by it for approximately $30 million of Anixter preferred stock held by Anixter International.

     In September 1993, the Company completed an initial public offering (the "Offering") with the sale of 5,400,000 shares of ANTEC common stock by the Company and 3,972,500 shares of ANTEC common stock by Anixter International at an offering price of $18 per share. ANTEC's net proceeds of the Offering were used to reduce its outstanding indebtedness under its Credit Facility by approximately $59.6 million and to redeem all of the ANTEC preferred stock held by Anixter International for approximately $30 million. In May 1994, Anixter International sold 4,000,000 additional shares of its ANTEC common stock. As of December 31, 1996, Anixter International was the beneficial owner of approximately 31% of the outstanding ANTEC common stock. This percentage was reduced in 1997 as the result of the merger with TSX Corporation ("TSX") as described below.

     ANTEC strives to develop new products and technology applications, both through its own engineering resources and by forging strategic alliances with other companies. The Company's role in the development of new products is to identify new product needs in the broadband communications industry and, through its own engineering resources and its work with strategic allies, to develop and bring new or improved products to market. ANTEC and its strategic partners develop products and integrated systems that enhance, enable or are part of the emerging interactive, broadband fiber optic, video, voice and data delivery networks in an open network architecture. In recent years, increasing emphasis has been placed on ANTEC's engineering resources.

     ANTEC is one of the leading suppliers to the cable industry for fiber optic products. ANTEC also supplies cable system operators with almost all of the products required in a cable television system, including headend, distribution, drop and in-home subscriber products. ANTEC serves its customers through an efficient delivery network consisting of 25 sales and stocking locations throughout the world. ANTEC maintains complete inventories and is able to provide overnight, as well as staged delivery, of product on an "as needed" basis.

     ANTEC has concentrated primarily on serving the cable television industry and, as a result, has been able to identify and respond to the needs of cable operators making the technological shift to an open network architecture. ANTEC has developed strong relationships with its customers, having served major cable operators such as Tele-Communications, Inc. ("TCI"), Time Warner Cable and Continental Cablevision,

Inc. for many years. ANTEC intends to continue: (i) developing innovative products and integrating technologies through internal research and development and through strategic alliances with other companies, (ii) maintaining its strong relationships with its existing customers, and (iii) expanding its customer base to further include both domestic and foreign communications companies. ANTEC intends to achieve these objectives through internal growth and, as favorable opportunities arise, through additional strategic acquisitions.

     During 1994, ANTEC made five strategic acquisitions. In March 1994, ANTEC acquired Electronic Systems Products, Inc. ("ESP"), an Atlanta-based engineering consulting firm with core capabilities in digital design, radio frequency ("RF") design and application specific integrated circuit development for the broadband communications industry. ESP continued to provide engineering consulting services to third parties and to support the Company's product development efforts. In July 1994, ANTEC acquired Engineering Technologies Group, Inc. ("ETG"), a Denver-based engineering consulting firm specializing in broadband communications system architecture, design, mapping and system rebuild/upgrade analysis and planning. In August 1994, ANTEC acquired Power Guard, Inc. ("Power Guard"), a leading manufacturer of power supplies and high security enclosures for broadband communications networks. Power Guard's products include uninterruptible, standby and non-standby power supplies and new products being developed to meet the emerging broadband communications network powering needs. In November 1994, ANTEC acquired all of the outstanding stock of Keptel, Inc. ("Keptel"), a designer, manufacturer and marketer of outside plant telecommunications and transmission equipment for both residential and commercial use, primarily by telephone companies. This acquisition provided ANTEC with new product design, development and manufacturing capabilities and expanded the Company's product lines to include a complete family of commercial and residential network interface devices ("NIDs") and splice enclosures for the telephone and cable television markets. Also in 1994, the Company entered into a joint venture, Comunicaciones Broadband, with Scientific-Atlanta, Inc. ("Scientific-Atlanta") to provide a wide range of broadband network communications products and services in Latin America. Late in 1994, the Company purchased Scientific-Atlanta's ownership interest in the joint venture.

     During the fourth quarter of 1995, the Company formed three new business relationships with Northern Telecom, Inc. ("Nortel"). The first, a Denver-based joint venture systems integration company called Integration Technologies, L.L.C., of which the Company owns 50%, provides broadband network operators with engineering and consulting solutions to help them build interactive networks. In 1996, ANTEC sold its ETG business to this joint venture. The second joint venture company, called Arris Interactive, L.L.C., of which the Company owns 25%, is located in Atlanta and focuses on product development for Nortel's Integrated Digital Access Technology and the ANTEC Digital Video technology. The third business arrangement is a marketing and sales agreement for ANTEC to serve as the distribution channel to the domestic cable market for Nortel's Cornerstone Voice and Data products, as well as the products to be developed by the new product development joint venture.

     On February 6, 1997, shareholders of ANTEC and TSX approved the Plan of Merger dated as of October 28, 1996, among ANTEC Corporation, TSX Corporation and TSX Acquisition Corporation, and the merger became effective on that date. Under the terms of the transaction, TSX shareholders received one share of ANTEC common stock for each share of TSX common stock that they owned, while ANTEC shareholders continued to own their existing shares. The transaction was tax-free for TSX shareholders and will be accounted for as a pooling of interests. As a result of the merger, Anixter International and TCI are currently the beneficial owners of approximately 19% and 18%, respectively, of the outstanding ANTEC common stock. TCI's beneficial ownership includes options to acquire an additional 854,399 shares.

     With the merger of these two companies, ANTEC completes its HFC product line offering. TSX's primary products are optical nodes and distribution amplifiers. ANTEC currently sells only limited quantities of these products, and those it does sell are manufactured by others. As a result, ANTEC's offering of hybrid fiber/coax products has not been as comprehensive as its principal competitors. The combination of the two companies should enhance the opportunity to sell not only ANTEC's current HFC products, but TSX's products as well.

     Approximately one-half of TSX's sales are international sales, and it has only one significant domestic customer, TCI. In contrast, less than 25% of ANTEC's sales are foreign sales, and although TCI is also its largest customer, ANTEC has a relatively diversified customer base in the United States. These complementary coverages should create opportunities for the combined enterprise that did not exist for either ANTEC or TSX separately.

     TSX has a state-of-the-art manufacturing facility in Juarez, Mexico that has significant excess capacity. This excess capacity can be utilized to manufacture products which ANTEC currently is purchasing from others or having others manufacture for it.

CABLE INDUSTRY

     Cable television is a service that delivers multiple channels of video entertainment to subscribers who pay a monthly fee for the various entertainment services they receive. A cable system consists of three principal segments. The first is the headend where the cable system operator receives television signals via satellite and other sources. The headend facility organizes, processes and retransmits those signals through the second component, the distribution network, to the subscriber. The distribution network consists of fiber optic and coaxial cables and associated optical and electronic equipment which take the original signal from the headend and transmit it throughout the cable system. The third component is the "drop" which extends from the distribution network to the subscriber's home and connects either directly to the subscriber's television set or to a converter box. The converter box may be addressable (a converter which permits the delivery of premium cable services, including pay-per-view programming, by enabling the cable operator to control the subscriber services through the headend) or non-addressable (where premium channels are activated or eliminated by traps installed in the drop system outside the home).

     Industry sources estimate that U.S. cable systems pass 97% of America's TV households and in excess of 68% of those households are subscribers. As a result, the Company expects its future domestic revenues to come primarily from upgrading, rebuilding and maintaining existing cable systems and from new products, rather than from constructing new systems. Construction, maintenance, expansion and upgrade of cable systems require significant capital expenditures by operators for the various system components, including headend equipment, fiber optic and coaxial cable, fiber optic transmitters and receivers, radio frequency amplifiers, various items of distribution electronics and hardware and converters.

     A major trend in the cable industry has been the continuing expansion of channel capacity in response to the cable operators' desire to provide subscribers with more programming selections, including pay-per-view and additional premium programming services. In addition, the U.S. cable industry has responded to rapid developments in fiber optic technology, digital compression (which allows several channels to be transmitted within the same bandwidth that a single analog channel currently requires), computer electronics and mass storage technology by upgrading the technological capabilities of their systems to market and supply a wide array of communication services. Such upgrades include not only additional enhanced channel capacity for premium services, but also video-on-demand (a video entertainment and education library available in the home on a real time, essentially unscheduled basis), informational and transactional services, interactive entertainment and education services, competitive access services (the by-pass of the local telephone company to access long-distance telephone carriers) and switched voice, data and other two-way telephone communications services.

     The Company's performance is largely dependent on capital spending for constructing, rebuilding, maintaining or upgrading of domestic cable systems. Approximately 62% of the Company's sales for 1996 came from sales to the domestic cable industry. Capital spending in the cable industry has been cyclical. The amount of capital spending and, therefore, the Company's sales and profits, are affected by a variety of factors, including general economic conditions, availability and cost of capital, other demands and opportunities for capital (such as acquisitions), regulation, demand for cable services, competition and technology, and real or perceived trends or uncertainties in these factors. For example, financing difficulties and concerns about potential regulation and changing technologies depressed capital spending in 1991 and mid-1992. Similarly, rate reductions for cable service imposed by the FCC in 1994 caused scheduled capital spending to be delayed.

Also during 1995, delays in the passage of the telecommunications bill and increased merger and acquisition activity in the cable industry depressed capital spending.

     In the first quarter of 1996, the telecommunications bill ("Bill") was approved by Congress and signed by the President. Overall, the Bill allows long-distance carriers, local phone companies and cable companies to provide similar services across their networks. The Bill gives the FCC broad powers over this process and the technology which will be used. The Bill also greatly eases restrictions on ownership of radio and television stations, permits the regional telephone companies to engage in manufacturing and research and development, and is intended to facilitate the increased availability of wireless technologies. The impact of the Bill on the Company and the industry it serves is not known as the FCC, state regulators and the courts must decide how the Bill will be implemented, and the companies must decide what services they will provide in the future.

     Technical developments and strategic decisions by cable system operators and their competitors will significantly affect the Company. Cable systems are now being bypassed by direct broadcast satellite services. A new satellite service is being pursued which allegedly will offer up to 500 channels, including local television stations. New digital technologies enable the compression of many channels into the bandwidth currently used by one analog channel. TCI and Time Warner Inc., the largest and second largest operators of cable systems, respectively, have reportedly placed orders for substantial quantities of new digital set top boxes which provide additional channels without substantial upgrading of their systems. There are new wireless technologies which could be used to bypass existing distribution systems. The entrance of telephone companies into the cable industry and the consolidation of cable companies and telephone companies, as the result of the new Federal legislation discussed above, may affect not only the level of capital spending in general, but the portion thereof received by the Company.

     More direct in its impact on the Company was the October 1996 announcement by TCI that it was temporarily ceasing to accept shipments of the traditional products the Company sells. ANTEC's near term financial performance has been and will continue to be adversely affected. Even if normal purchasing resumes sometime in 1997, it appears that TCI intends to limit its expenditures for the coaxial distribution portion of its cable systems. In the past, a large portion of the Company's sales to TCI have been for rebuilding, extending and maintaining this portion of their cable plant. ANTEC is unable to predict when, if at all, TCI will once again begin accepting shipment of these products, or on which products TCI or other customers will concentrate their purchases.

PRINCIPAL PRODUCTS

     ANTEC has been a major supplier of products to the cable industry since 1969 and provides a broad range of products and services to cable system operators. ANTEC supplies almost all of the products required in a cable system including headend, distribution, drop and in-home subscriber products.

     ANTEC maintains a significant inventory of headend products which its customers require for signal acquisition and processing. Such products include satellite receivers for signal reception and modulators, amplifiers and equalizers which manipulate signals for further transmission. ANTEC also stocks products that encode or descramble signals for retransmission as premium channels.

     Processed signals travel to the home along a distribution network of fiber optic or coaxial cable. ANTEC supplies both types of cable, as well as products capable of implementing either system design. Distribution networks, whether fiber optic or coaxial, can be constructed either above or below ground. In an aerial system, the transmission cable is supported by galvanized steel cables, or "strand", which run from pole to pole. ANTEC supplies strand, as well as other products such as bolts, braces, brackets, hooks and anchor rods used for support and attachment. In an underground system, buried transmission cable requires protection and is frequently encased in conduit which ANTEC also supplies. Underground cable systems also require that underground connections be waterproofed. The Company supplies both metal and plastic pedestals which encase and protect such connections. ANTEC also manufacturers power supplies that insert power at various points in the distribution system. In order to meet its customers' needs for ancillary products, the Company supplies various installation materials, tools and other safety equipment.

     ANTEC is a leading supplier of fiber optic products to the cable industry. Traditionally, cable systems were designed using coaxial cable and a series of amplifiers throughout the distribution network. Today, almost every substantial upgrade or rebuild replaces elements of the traditional system with fiber optic technology. The use of a fiber optic system enables the operator to send its signals greater distances and with less signal degradation than the traditional coaxial system. In addition, fiber optic cable's capacity to transmit a wider bandwidth greater distances than coaxial cable allows for the transmission of more channels to the subscriber's home. The use of fiber optic technology eliminates in whole or in part the need for expensive electronic amplifiers in the system and reduces overall maintenance costs associated with active electronic components. ANTEC supplies the key product components of a fiber optic rebuild or upgrade: fiber optic cable, laser transmitters and laser receivers. In a fiber optic network, optical signals are transmitted throughout the distribution system along a fiber optic cable from the headend to the node, where the signal is received and transferred via coaxial cable to the home. Laser transmitters convert incoming electronic video signals at the headend to an optical signal which can be transmitted over the fiber optic cable. The laser receiver is able to detect the light coming out of the cable and convert it back into electronic signals for further transport to the home via coaxial cable.

     In addition to the key components of a fiber optic network, ANTEC sells a variety of ancillary fiber optic products. These products include shelf assemblies in which lasers are mounted, various splicing equipment that allows individual fibers to be connected either mechanically or by a heat fusion process, and splice enclosure cases. ANTEC also provides various fiber optic technology training courses for its customers.

     Signals travel from the distribution system to the home via the drop which consists primarily of coaxial cable, taps, line passives and splitters. These products, of which ANTEC is a leading supplier under its Regal(TM) brand name, primarily serve to split incoming signals for transmission to multiple homes and televisions within a home. ANTEC's Regal(TM) taps, line passives and splitters are capable of passing 600 megahertz ("Mhz") and one gigahertz ("Ghz") of signal bandwidth and ANTEC is the leading supplier of such products. In addition, a new line of Regal(TM) taps permits the passage of "power" down the distribution system, which is essential to the providing of telephony services. Through its acquisition of Keptel, ANTEC manufactures NIDs which serve as the demarcation point where the signal from the service provider meets the wiring of the subscribers' premise. ANTEC has taken additional steps to meet its customers' needs by developing and marketing the Integrated Drop System(SM).

     A large portion of the products supplied by the Company are manufactured for it by domestic and foreign manufacturers. Approximately 48% of the Company's purchases in 1996 were from its ten largest suppliers. The loss of a significant manufacturing source could adversely affect ANTEC's business, although management believes that any such loss is unlikely to have a lasting impact on its business, since such products are generally available from alternate sources.

     ANTEC also manufactures certain telecommunications products, including T-1 repeater cases for AT&T and customized wire assemblies. The Company is also a value-added supplier of electronic connectors for industrial original equipment manufacturers and military markets, specializing in low-volume, hard-to-obtain connector products.

     ANTEC, through ESP, provides consulting services primarily for developers of cable television products.

     The Company also provides materials management services for several large cable companies, including TCI. These services include providing procurement, storage, shipping, tracking and reporting of product deployment, some of which are on a "just-in-time" basis.

     All of the above should be read in conjunction with the discussion of TSX which appears above.

DEVELOPMENTAL PRODUCTS

     ANTEC is committed to being a technology integrator and product development specialist in the evolving broadband communications market. ANTEC strives to develop new products and technology applications, both through its own engineering resources and by forging strategic alliances with other companies. ANTEC is currently involved in the development of several new products. There can be no assurance that the technology applications under development by ANTEC will be successfully developed or, if successfully developed, that they will be widely used or that ANTEC will otherwise be able to successfully exploit these technology applications. Furthermore, ANTEC's competitors may develop similar or alternative new technology applications which, if successful, could have a material adverse effect on ANTEC. ANTEC's strategic alliances are based on business relationships and generally are not the subject of written agreements expressly providing for the alliance to continue for a significant period of time. The loss of a strategic partner could have a material adverse effect on the development of new products under development with that partner.

SALES AND MARKETING

     ANTEC maintains strong customer relationships through an extensive and experienced, worldwide sales and marketing force. The sales and marketing team consists of (i) a senior executive sales team that calls on the highest level of customer executives, (ii) an outside sales force organized by geographic regions which focuses on upgrade and rebuild activity on a project by project basis, and
(iii) an inside sales group that is responsible for regular phone contact, prompt order entry, timely and accurate delivery and effective sales administration for the many changes frequently required in any substantial rebuild or upgrade activity. In addition, the sales structure includes sales engineers and technicians that can assist customers in system design and specification and can promptly be on site to "trouble shoot" any problems as they arise during a project. An important element of ANTEC's sales strategy is to maintain optimal inventory levels of a wide variety of products to enable prompt delivery to customers.

     ANTEC also employs an experienced marketing and product management team that focuses on each of the various product categories and works with ANTEC engineers and various technology partners on new products and product improvements. This group is responsible for inventory levels and pricing, delivery requirements, market demand and product positioning and advertising. Product management works closely with the sales team and executive management to assure that customers are getting the benefits of the newest technologies and that the Company is abreast of market trends in the industry.

     The Company utilizes a sophisticated computer system. The system is an on-line, real time, fully integrated system providing the user with cost, product location and availability, credit history, order tracking and material management information, daily sales and profitability information, customer profile information, product inquiry information and the capacity to permit paperless transactions with customers.

INTERNATIONAL OPPORTUNITIES

     Although more than 75% of ANTEC's 1996 sales are U.S. domestic sales, ANTEC believes substantial international opportunities exist. ANTEC has sales offices in Mexico, Argentina, Brazil, the United Kingdom, Italy, Spain, Hong Kong, China, Australia and Singapore. ANTEC's Canadian distribution business was sold in 1996. Also see discussion of TSX above.

SEASONALITY

     Although the Company's business is not highly seasonal, the Company's sales in the second and third quarters have generally been the strongest as cold weather and the holiday season negatively impact construction and purchasing patterns in the fourth quarter and, to a lesser extent, the first quarter of the year.

SIGNIFICANT CUSTOMERS

     The cable industry is highly concentrated with the majority of U.S. domestic subscribers being served by approximately twenty-five major multi-system operators ("MSOs"). In 1996, over 40% of the Company's revenues were obtained from sales to the twenty-five largest MSOs. A significant portion of the Company's revenue is derived from sales to TCI aggregating $114.2 million, $126.8 million and $151.6 million for the years ended December 31, 1996, 1995 and 1994, respectively. Although ANTEC's sales to TCI as a percentage of total sales have been decreasing over the past few years, the acquisition of TSX in 1997 brings TCI's percentage of combined sales of both companies in 1996, on a pro forma basis, to 21%. A significant reduction in sales to TCI or the loss of TCI as a customer would result in a material adverse effect on the financial condition and results of the Company. The Company's near term financial performance has been and will continue to be adversely affected by the October 1996 announcement by TCI that it was ceasing to accept shipments of traditional products the Company sells. Even if normal purchasing resumes sometime in 1997, it appears that TCI intends to limit its expenditures for the coaxial distribution portion of its cable systems. In the past, a large portion of ANTEC's sales to TCI have been for rebuilding, extending and maintaining this portion of their cable plant. The Company is unable to predict when, if at all, TCI will once again begin accepting shipment of these products, or on which products TCI or other customers will concentrate their purchases.

COMPETITION

     All aspects of the Company's business are highly competitive. The Company competes with national, regional and local manufacturers, distributors and wholesalers including companies larger than ANTEC, such as General Instrument Corporation and Scientific-Atlanta. Various manufacturers who are suppliers to the Company sell directly as well as through distributors into the cable marketplace. In addition, because of the convergence of the cable, telecommunications and computer industries and rapid technological development, new competitors are entering the cable market. Many of the Company's competitors or potential competitors are substantially larger and have greater resources than the Company. The principal methods of competition are product differentiation, performance and quality; price and terms; and service, technical and administrative support.

EMPLOYEES

     As of December 31, 1996, the Company had approximately 2,000 full-time employees of which approximately 60 were members of a union. The Company believes that its relationship with its employees is excellent. The future success of the Company depends in part on its ability to attract and retain key executive, marketing and sales personnel. Competition for qualified personnel in the cable industry is intense, and the loss of certain key personnel could have a material adverse effect on the Company. The Company has entered into employment contracts with its key executive officers. The Company also has a stock option program which was intended to provide substantial incentives for its key employees to remain with the Company. At current market prices, all of these options are out of the money, some substantially so.

ITEM 2. PROPERTIES

     The Company conducts its operations from 25 different locations, two of which are owned and the remainder of which are leased. These facilities consist of sales and administrative offices, warehouses and manufacturing facilities totaling approximately 1,000,000 square feet. The Company's long-term leases expire at various dates through 2005. The principal properties are located in Chicago and Rock Falls, Illinois; Fontana, California; Tinton Falls, New Jersey; Atlanta, Georgia; Denver, Colorado; El Paso, Texas; Miami, Florida; and Raleigh, North Carolina in the United States; and Juarez, Mexico. The acquisition of TSX in 1997 will add owned facilities in Chesham, England and Juarez, Mexico.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not currently engaged in any litigation that would have a material adverse effect on its financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 1996, no matters were submitted to a vote of the security holders.

                       EXECUTIVE OFFICERS OF THE COMPANY

                 NAME                    AGE                         POSITION
                 ----                    ---                         --------
John M. Egan...........................  49    Chairman, President, Chief Executive Officer and
                                               Director
Lawrence A. Margolis...................  49    Executive Vice President, Chief Financial Officer and
                                               Secretary
Gordon E. Halverson....................  54    Executive Vice President, Sales
James L. Faust.........................  55    Executive Vice President, International and Director
Daniel J. Distel.......................  50    Vice President and Controller
James A. Bauer.........................  55    Senior Vice President, Communications and
                                               Administration
James E. Knox..........................  59    General Counsel and Assistant Secretary
Randall L. Talcott.....................  36    Treasurer

     John M. Egan joined the Company in 1973 and has been President and Chief Executive Officer of ANTEC and its predecessors since 1980. He became Chairman of ANTEC in 1997. During the period 1986-1990, he was also President of Anixter Communications, a division of Anixter. Mr. Egan is on the Board of Directors of the National Cable Television Association ("NCTA"), the Walter Kaitz Foundation (an association seeking to help the cable industry diversify its management workforce to include minorities), and has been actively involved with the Society of Cable Television Engineers and Cable Labs, Inc. Mr. Egan received the NCTA's 1990 Vanguard Award for Associates.

     Lawrence A. Margolis has been Executive Vice President, Chief Financial Officer and Secretary of ANTEC since 1992 and was Vice President, General Counsel and Secretary of Anixter from 1986-1992 and General Counsel and Secretary of Anixter from 1984-1986. Prior to 1984, he was a partner at the law firm of Schiff Hardin & Waite.

     Gordon E. Halverson has been Executive Vice President, Sales of ANTEC since 1990. During the period 1969-1990, he held various executive positions with predecessors of ANTEC. He received the NCTA's 1993 Vanguard Award for Associates. Mr. Halverson is a member of the NCTA, Society of Cable Television Engineers, Illinois Cable Association, Cable Television Administration and Marketing Society.

     James L. Faust has been Executive Vice President, International since January 1995. During the period 1989-1994, he held various executive positions with General Instrument Corporation.

     Daniel J. Distel has been Vice President and Controller of ANTEC and its predecessors since 1982. He was Corporate Controller for U.S. Reduction Co., an aluminum smelting company, from 1979 to 1982. Prior to 1979, he was an audit manager with Coopers & Lybrand.

     James A. Bauer has been Senior Vice President Communications and Administration since January 1995. From September 1993 to December 1994, he held various executive positions for ANTEC. For the period 1983-1993, he held various executive positions with Ameritech, Wisconsin Bell and Illinois Bell.

     James E. Knox has been General Counsel and Assistant Secretary since February 1996. He has been Senior Vice President, General Counsel and Secretary of Anixter International Inc. since 1986 and was a partner of Mayer, Brown & Platt from 1992 to 1996.

     Randall L. Talcott has been Treasurer since May 1996. He was acting treasurer of ANTEC from 1994 to May 1996. From 1990 to 1994, he held various positions with Anixter International Inc.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     ANTEC Corporation's common stock trades on the NASDAQ National Market System. The following table sets forth the high and low sales prices for the Company's common stock on the NASDAQ.

                                                              HIGH      LOW
                                                              ----      ---
1995
First Quarter............................................... $26      $16 3/4
Second Quarter..............................................  26 3/4   14 3/4
Third Quarter...............................................  19 3/4   13
Fourth Quarter..............................................  18       11 1/8

1996
First Quarter............................................... $19 5/8  $14 1/2
Second Quarter..............................................  18 1/4   13 1/2
Third Quarter...............................................  16 3/8   13 1/2
Fourth Quarter..............................................  17 5/8    8 1/2

1997
First Quarter (through March 13, 1997)......................  11 5/8    8 1/4

     The Company has not paid dividends on its common stock since its inception. The Credit Facility, the Company's primary loan agreement at December 31, 1996, contains covenants which limit the Company's ability to pay dividends. The Company does not anticipate paying any cash dividends in the foreseeable future, and in 1996, such covenants precluded the Company from declaring dividends on its common stock in an aggregate amount in excess of approximately $6.7 million.

     As of March 13, 1997, there were approximately 640 holders of record of ANTEC common stock.

ITEM 6. SELECTED CONSOLIDATED HISTORICAL AND PRO FORMA FINANCIAL DATA

     The selected consolidated financial data for each of the three years in the period ended December 31, 1996 set forth below are derived from the accompanying audited consolidated financial statements of the Company and should be read in conjunction with such statements and related notes thereto. The selected consolidated financial data for 1993 and 1992 is derived from audited financial statements of the Company not included herein. The pro forma and historical consolidated financial information is not necessarily indicative of the results of future operations and should be read in conjunction with the historical consolidated financial statements of the Company and the related notes thereto included elsewhere in this Report.

                                              1996       1995       1994       1993       1992
                                              ----       ----       ----       ----       ----
                                                     (IN THOUSANDS, EXCEPT SHARE DATA)
CONSOLIDATED OPERATING DATA:
  Net sales...............................  $604,382   $658,237   $553,510   $427,601   $300,974
  Cost of sales...........................   456,495    504,167    433,898    344,648    242,279
                                            --------   --------   --------   --------   --------
  Gross profit............................   147,887    154,070    119,612     82,953     58,695
  Selling, general and administrative
     expenses.............................   111,158    117,869     77,442     57,830     43,869
  Amortization of goodwill................     4,981      4,817      3,160      2,772      2,757
  Non-recurring items(1)..................        --     21,681         --         --         --
                                            --------   --------   --------   --------   --------
  Operating income........................    31,748      9,703     39,010     22,351     12,069
  Interest expense and other, net.........     8,769     10,972      4,506      3,329      3,479
  Gain on sale of Canadian business(2)....    (3,835)        --         --         --         --
                                            --------   --------   --------   --------   --------
  Income (loss) before income tax
     expense..............................    26,814     (1,269)    34,504     19,022      8,590
  Income tax expense......................    13,357      2,350     15,616      8,972      4,640
                                            --------   --------   --------   --------   --------
  Net income (loss).......................  $ 13,457   $ (3,619)  $ 18,888   $ 10,050   $  3,950
                                            ========   ========   ========   ========   ========
CONSOLIDATED BALANCE SHEET DATA:
  Working capital.........................  $143,761   $130,458   $151,104   $ 70,522   $ 49,795
  Total assets............................   437,238    456,918    438,017    243,717    205,757
  Long-term debt..........................   102,658    117,920    125,197     18,000     70,800
  Stockholders' equity....................   252,534    237,222    229,746    157,387     80,507
NET INCOME (LOSS) PER COMMON AND COMMON
  EQUIVALENT SHARE........................      $.59      $(.16)      $.89
                                                ====      =====       ====
PRO FORMA INFORMATION(3):
  Net income..............................                                   $ 11,545   $  6,210
                                                                             ========   ========
  Net income per common and common
     equivalent share:
     Primary..............................                                       $.56       $.31
                                                                                 ====       ====
     Fully diluted........................                                       $.55       $.30
                                                                                 ====       ====

-------------------------
(1) In the third quarter of 1995, the non-recurring charge resulted from the Company's decision to reorganize, streamline and consolidate its existing businesses in order to reduce costs of operations and to refocus its product and market development activities. See Note 4 of the Notes to the Consolidated Financial Statements.

(2) In the third quarter of 1996, the Company sold its Canadian distribution business to Cabletel Communications Corporation ("Cabletel"). See Note 5 of the Notes to the Consolidated Financial Statements.

(3) Pro forma net income and net income per share has been determined assuming the Offering had occurred on December 31, 1991, and the proceeds of the Offering were used to reduce long-term debt by approximately $59.6 million and redeem all of the ANTEC preferred stock for approximately $30 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following should be read in conjunction with the Company's consolidated financial statements and the related notes thereto included elsewhere in this Report.

INDUSTRY CONDITIONS

     The Company's performance is largely dependent on capital spending for constructing, rebuilding, maintaining or upgrading of domestic cable systems. Approximately 62% of the Company's sales for 1996 came from sales to the domestic cable industry. Capital spending in the cable industry has been cyclical. The amount of capital spending and, therefore, the Company's sales and profits, are affected by a variety of factors, including general economic conditions, availability and cost of capital, other demands and opportunities for capital (such as acquisitions), regulation, demand for cable services, competition and technology, and real or perceived trends or uncertainties in these factors. For example, financing difficulties and concerns about potential regulation and changing technologies depressed capital spending in 1991 and mid-1992. Similarly, rate reductions for cable service imposed by the FCC in 1994 caused scheduled capital spending to be delayed. Also during 1995, delays in the passage of the telecommunications bill and increased merger and acquisition activity in the cable industry depressed capital spending.

     In the first quarter of 1996, the telecommunications bill ("Bill") was approved by Congress and signed by the President. Overall, the Bill allows long-distance carriers, local phone companies and cable companies to provide similar services across their networks. The Bill gives the FCC broad powers over this process and the technology which will be used. The Bill also greatly eases restrictions on ownership of radio and television stations, permits the regional telephone companies to engage in manufacturing and research and development, and is intended to facilitate the increased availability of wireless technologies. The impact of the Bill on the Company and the industry it serves is not known as the FCC, state regulators and the courts must decide how the Bill will be implemented, and the companies must decide what services they will provide in the future.

     Technical developments and strategic decisions by cable system operators and their competitors will significantly affect the Company. Cable systems are now being bypassed by direct broadcast satellite services. A new satellite service is being pursued which allegedly will offer up to 500 channels, including local television stations. New digital technologies enable the compression of many channels into the bandwidth currently used by one analog channel. TCI and Time Warner Inc., the largest and second largest operators of cable systems, respectively, have reportedly placed orders for substantial quantities of new digital set top boxes which provide additional channels without substantial upgrading of their systems. There are new wireless technologies which could be used to bypass existing distribution systems. The entrance of telephone companies into the cable industry and the consolidation of cable companies and telephone companies, as the result of the new Federal legislation discussed above, may affect not only the level of capital spending in general, but the portion thereof received by the Company.

     More direct in its impact on the Company was the October 1996 announcement by TCI that it was temporarily ceasing to accept shipments of the traditional products the Company sells. ANTEC's near term financial performance has been and will continue to be adversely affected. Even if normal purchasing resumes sometime in 1997, it appears that TCI intends to limit its expenditures for the coaxial distribution portion of its cable systems. In the past, a large portion of the Company's sales to TCI have been for rebuilding, extending and maintaining this portion of their cable plant. ANTEC is unable to predict when, if at all, TCI will once again begin accepting shipment of these products, or on which products TCI or other customers will concentrate their purchases.

RECENT DEVELOPMENTS

     On February 6, 1997, shareholders of ANTEC and TSX approved the Plan of Merger dated as of October 28, 1996, among ANTEC Corporation, TSX Corporation and TSX Acquisition Corporation, and the merger became effective on that date. Under the terms of the transaction, TSX shareholders received one share of ANTEC common stock for each share of TSX common stock that they owned, while ANTEC shareholders continued to own their existing shares. The transaction was tax-free for TSX shareholders and will be accounted for as a pooling of interests. As a result of the merger, Anixter International and TCI are currently the beneficial owners of approximately 19% and 18%, respectively, of the outstanding ANTEC common stock. TCI's beneficial ownership includes options to acquire an additional 854,399 shares.

     With the merger of these two companies, ANTEC completes its HFC product line offering. TSX's primary products are optical nodes and distribution amplifiers. ANTEC previously sold only limited quantities of these products, and those it did sell were manufactured by others. As a result, ANTEC's offering of hybrid fiber/coax products had not been as comprehensive as its principal competitors. The combination of the two companies should enhance the opportunity to sell not only ANTEC's current HFC products, but TSX's products as well.

     Approximately one-half of TSX's sales are international sales, and it has only one significant domestic customer, TCI. In contrast, less than 25% of ANTEC's sales are foreign sales, and although TCI is also its largest customer, ANTEC has a relatively diversified customer base in the United States. These complementary coverages should create opportunities for the combined enterprise that did not exist for either ANTEC or TSX separately.

     TSX has a state-of-the-art manufacturing facility in Juarez, Mexico that has significant excess capacity. This excess capacity can be utilized to manufacture products which ANTEC currently is purchasing from others or having others manufacture for it.

     ANTEC and TSX expect to incur employee-related and other charges in the first quarter of 1997 as a result of the merger.

RESULTS OF OPERATIONS

     The following table sets forth certain financial data as a percentage of net sales:

                                                          YEARS ENDED DECEMBER 31,
                                                        -----------------------------
                                                        1996        1995        1994
                                                        ----        ----        ----
Net sales...........................................    100.0%      100.0%      100.0%
Cost of sales.......................................     75.5        76.6        78.4
                                                        -----       -----       -----
Gross profit........................................     24.5        23.4        21.6
Selling, general and administrative expenses........     18.4        17.9        14.0
Non-recurring items.................................       --         3.3          --
                                                        -----       -----       -----
Operating income before goodwill amortization(1)....      6.1         2.2         7.6
Amortization of goodwill............................      0.8         0.7         0.6
                                                        -----       -----       -----
Operating income....................................      5.3         1.5         7.0
Interest expense and other, net.....................      1.5         1.7         0.8
Gain on sale of Canadian business...................     (0.6)         --          --
                                                        -----       -----       -----
Income (loss) before income tax expense.............      4.4        (0.2)        6.2
Income tax expense..................................      2.2         0.4         2.8
                                                        -----       -----       -----
Net income (loss)...................................      2.2%       (0.6)%       3.4%
                                                        =====       =====       =====

-------------------------
(1) Based upon discussions with financial analysts, the Company considers operating income before goodwill amortization to be a meaningful and readily comparable measure of the Company's relative performance. Operating income before goodwill amortization is not presented in accordance with Generally Accepted Accounting Principles ("GAAP"), and it should not be considered in isolation or as an alternative to GAAP-derived measures of financial performance.

COMPARISON OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

     Net Sales. Net sales were $604.4 million in 1996 as compared to $658.2 million in 1995. Net sales decreased primarily due to continued softness in the domestic cable TV market, including an abrupt decline in sales to TCI in the fourth quarter of 1996 related to that company's capital spending reduction program implemented in that same period. This domestic softness was partially offset by international sales growth.

     Gross Profit. Gross profit in 1996 was $147.9 million as compared to $154.1 million in 1995. Gross profit decreased primarily due to the decrease in net sales. Gross profit percentages increased to 24.5% in 1996 from 23.4% in 1995 due to changes in product mix, notably an increase in ANTEC manufactured product sales.

     Selling, General and Administrative ("SG&A") Expenses. SG&A expenses in 1996 were $111.2 million as compared to $117.9 million in 1995. This reduction reflects the impact of ANTEC's reorganized structure and continued expense control program.

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

     Interest Expense and Other, Net. Interest expense and other, net was $8.8 million in 1996 as compared to $11.0 million in 1995. This decrease relates primarily to decreased debt levels resulting from the full year impact of improved working capital levels and, to a lesser extent, a lower average interest rate under the Company's credit facility.

     Gain on Sale of Canadian Business. In the third quarter of 1996, the Company sold its Canadian distribution business to Cabletel Communications Corporation ("Cabletel") for approximately $6.0 million in cash and notes, as well as 1,450,000 and 500,000 shares of common stock in Cabletel and ARC International Corporation ("ARC"), respectively, for an aggregate sales price of approximately $12.4 million. The Company recorded a pre-tax gain of approximately $3.8 million in connection with the sale. The Canadian distribution business was immaterial to the Company's consolidated results of operations and financial position.

     Net Income (Loss). Net income in 1996 was $13.5 million as compared to net loss of $3.6 million in 1995. This increase is due to factors described above. Net income before the impact of the gain on sale of Canadian business/non-recurring charge was $11.1 million and $9.4 million in 1996 and 1995, respectively. Non-cash goodwill amortization expense increased $0.2 million to $5.0 million relating to the full year impact of the final settlement of ESP contingent consideration.

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

     Gross Profit. Gross profit in 1995 was $154.1 million as compared to $119.6 million in 1994. Gross profit increased primarily due to an increase in net sales. Gross profit percentages increased to 23.4% in 1995 from 21.6% in 1994 due to changes in product mix as the result of new, higher margin products and services. In the fourth quarter of 1994, the Company determined its reserves for obsolete and slow-moving inventory was in excess of current needs. At December 31, 1994, the inventory levels of high technology products (i.e., products most susceptible to obsolescence) had been reduced significantly from prior years, therefore significantly reducing the risk of obsolescence. As a result, the Company recorded a $3.1 million favorable inventory adjustment in the fourth quarter of 1994.

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

FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

     In the third quarter of 1995, ANTEC announced plans to reorganize the Company in order to reduce costs of operations and to refocus its product and market development activities. The Company's decision to reorganize was a result of the impact of reduced spending in the domestic CATV industry. The Company had expected its aggressive product development and international expansion to be funded by continued increases in spending by domestic customers. When this did not occur, due to softness in the domestic market, the Company took steps necessary to consolidate operations to reflect current customer spending patterns. The four major components of the Company's reorganization plan were to: (1) streamline the distribution organization by merging two divisions into one, resulting in the closing of six sales offices and four warehouse locations and a resultant planned reduction in inventory; (2) refocus product development on those activities that directly support the network elements for the early deployment of hybrid fiber/coax architectures and eliminate or delay spending on other selected projects; (3) concentrate international activities on growing existing programs, especially in Asia and South America; and (4) capture synergies of 1994 acquisitions by accelerating integration and consolidation of the engineering and manufacturing operations functions of the acquired businesses. The components of the non-recurring charge included $9.0 million related to personnel-related costs and operating lease commitments for facility closings, $10.0 million for the write-down to net realizable value of inventory in discontinued product lines and $2.7 million for the write-down of other assets. The personnel-related costs included charges related to the termination of approximately 100 employees primarily resulting from the factors described above. The inventory write-down to net realizable value related to the refocus of product development which eliminated selected projects and related inventory and the consolidation of the distribution divisions which eliminated certain competing product lines. In the fourth quarter of 1995, the Company paid approximately $3.0 million relating to the personnel and operating lease costs. In 1996, the Company paid approximately $4.0 million relating to the personnel and operating lease costs. At December 31, 1996, approximately $.6 million of the charge had yet to be utilized. It is currently anticipated that the remaining balance will be expended by the end of 1997, except for amounts related to long-term property lease commitments.

     In March 1995, the Company and a group of banks executed a restatement and amendment to the revolving credit facility (the "Credit Facility") extending the maturity to 1999 and increasing the loan commitments to $225 million. After the reorganization of the Company's business and related non-recurring charge in September 1995, the terms and conditions of the Credit Facility were further amended to enhance the Company's flexibility and reduce the size of the facility to $185 million. As of December 31, 1996, the Company had approximately $65 million of available borrowings under the Credit Facility.

     The Company's capital expenditures were $7.7 million in 1996 as compared to $13.5 million in 1995. 1995 capital expenditures consisted primarily of planned sales office and warehouse improvements and expansion, occurring principally in the first three quarters of the year. The Company has no significant commitments for capital expenditures at December 31, 1996.

     The Company's primary need for capital is to fund working capital requirements, primarily accounts receivable and inventory. The accounts receivable component of working capital tends to fluctuate closely with the overall volume of sales activity. Reflecting changes in sales volume, the investment in accounts receivable decreased approximately $9.2 million in 1996 and increased approximately $14.4 million in 1995. The Company has generally been able to adjust inventory levels according to anticipated business activity. 1996 inventory levels reflect a purchasing lag from quarter to quarter movements in sales volume. 1995 inventory levels continued to decrease throughout the second half of the year resulting from the Company's increased efforts to control inventory levels. 1994 reflects a significant increase in inventory levels, primarily system passives. This increase was caused by an accelerated production schedule set early in the year to respond to the forecasted needs of customers.

     The Company requires additional capital to fund acquisitions and alliances both in the United States and international markets. During 1994, the Company completed several acquisitions aggregating over $100 million in cash and ANTEC common stock. In 1995, the Company paid approximately $11.0 million in cash and ANTEC common stock principally resulting from the final settlement of contingent payments for certain 1994 acquisitions. In 1996, the Company sold its ownership in the Sumitomo joint venture and received $4.0 million in cash. Also in 1996, ANTEC sold its Canadian distribution business for approximately $6.0 million in cash and notes, as well as 1,450,000 and 500,000 shares of common stock in Cabletel and ARC, respectively, for an aggregate sales price of approximately $12.4 million.

  Cash Flows

     Cash flows provided (used) by operating activities were $12.1 million, $25.7 million and ($37.2) million for the years ended December 31, 1996, 1995 and 1994, respectively. 1996 includes payments made related to the Company's 1995 reorganization. 1995 includes the impact of the Company's efforts to significantly improve working capital levels. The decrease in cash flow in 1994 was a result of the continued increase in working capital investments required to support the increase in sales activity. 1994 reflects a significant increase in inventory levels, primarily system passives. This increase was caused by an accelerated production schedule set early in the year to respond to the forecasted needs of customers. 1995 inventory levels continued to decrease throughout the latter half of 1995. Cash flows provided (used) by investing activities were $1.3 million, ($19.4) million and ($66.2) million for the years ended December 31, 1996, 1995 and 1994, respectively. 1996 includes proceeds from the sales of the Company's Canadian distribution business and its Sumitomo joint venture. 1995 includes planned sales office and warehouse improvements and expansion. 1994 includes the impact of five acquisitions.

     Cash flows provided (used) by financing activities were ($13.8) million, ($6.1) million and $103.1 million for the years ended December 31, 1996, 1995 and 1994, respectively. The decrease in 1996 reflects positive cash flow from operations and the proceeds from the sales of the Company's Canadian distribution business and its Sumitomo joint venture. The decrease in 1995 was primarily due to improved working capital, primarily inventory levels. The increase in 1994 was primarily due to acquisitions of businesses and increased working capital requirements.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The report of independent auditors and consolidated financial statements and notes thereto for the Company are included in this Report and are listed in the Index to Consolidated Financial Statements which appears on page 18.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                               ANTEC CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Auditors..............................   19
Consolidated Balance Sheets at December 31, 1996 and 1995...   20
Consolidated Statements of Operations for the years ended
  December 31, 1996, 1995 and 1994..........................   21
Consolidated Statements of Cash Flows for the years ended
  December 31, 1996, 1995 and 1994..........................   22
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1996,
  1995 and 1994.............................................   23
Notes to the Consolidated Financial Statements..............   24

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
ANTEC Corporation

     We have audited the accompanying consolidated balance sheets of ANTEC Corporation as of December 31, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ANTEC Corporation at December 31, 1996 and 1995 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                                  ERNST & YOUNG LLP

Chicago, Illinois
January 31, 1997,
except for Note 3, as to which date is
February 6, 1997

                               ANTEC CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1996           1995
                                                              ------------   ------------
                                                                    (IN THOUSANDS)
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................    $    549       $    979
  Accounts receivable (net of allowances for doubtful
     accounts of $2,108 in 1996 and $1,956 in 1995).........      95,511        106,547
  Inventories, primarily finished goods.....................     126,586        122,231
  Other current assets......................................       3,161          2,477
                                                                --------       --------
     Total current assets...................................     225,807        232,234
Property, plant and equipment, net..........................      25,521         25,937
Goodwill (net of accumulated amortization of $31,858 in 1996
  and $26,877 in 1995)......................................     167,128        171,815
Deferred income taxes, net..................................       6,791         13,824
Other assets................................................      11,991         13,108
                                                                --------       --------
                                                                $437,238       $456,918
                                                                ========       ========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $ 51,571       $ 63,482
  Accrued compensation, benefits and related taxes..........      16,539         15,899
  Other accrued liabilities.................................      13,936         22,395
                                                                --------       --------
     Total current liabilities..............................      82,046        101,776
Long-term debt..............................................     102,658        117,920
                                                                --------       --------
     Total liabilities......................................     184,704        219,696
Stockholders' equity:
  Preferred stock, par value $1.00 per share, 5 million
     shares authorized;
     none issued and outstanding............................          --             --
  Common stock, par value $0.01 per share, 50 million shares authorized; 23.0 million and 22.9 million shares issued
     and outstanding in 1996 and 1995, respectively.........         230            229
  Capital in excess of par value............................     218,639        217,013
  Retained earnings.........................................      33,651         20,194
  Cumulative translation adjustments........................          14           (214)
                                                                --------       --------
     Total stockholders' equity.............................     252,534        237,222
                                                                --------       --------
                                                                $437,238       $456,918
                                                                ========       ========

        See accompanying notes to the consolidated financial statements.

                               ANTEC CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                                -----------------------------------
                                                                  1996         1995         1994
                                                                  ----         ----         ----
                                                                 (IN THOUSANDS, EXCEPT SHARE DATA)
Net sales...................................................     $604,382     $658,237     $553,510
Cost of sales...............................................      456,495      504,167      433,898
                                                                 --------     --------     --------
  Gross profit..............................................      147,887      154,070      119,612
Operating expenses:
  Selling, general and administrative expenses..............      111,158      117,869       77,442
  Amortization of goodwill..................................        4,981        4,817        3,160
  Non-recurring items.......................................           --       21,681           --
                                                                 --------     --------     --------
                                                                  116,139      144,367       80,602
                                                                 --------     --------     --------
Operating income............................................       31,748        9,703       39,010
Other expense (income):
  Interest expense and other, net...........................        8,769       10,972        4,506
  Gain on sale of Canadian business.........................       (3,835)          --           --
                                                                 --------     --------     --------
Income (loss) before income tax expense.....................       26,814       (1,269)      34,504
Income tax expense..........................................       13,357        2,350       15,616
                                                                 --------     --------     --------
Net income (loss)...........................................     $ 13,457     $ (3,619)    $ 18,888
                                                                 ========     ========     ========
Net income (loss) per common and common equivalent share....         $.59        $(.16)        $.89
                                                                 ========     ========     ========
Weighted average common and common equivalent shares........       22,915       22,355       21,278
                                                                 ========     ========     ========

        See accompanying notes to the consolidated financial statements.

                               ANTEC CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31,
                                                             ---------------------------------
                                                               1996        1995        1994
                                                               ----        ----        ----
                                                                      (IN THOUSANDS)
Operating activities:
  Net income (loss)........................................  $  13,457   $  (3,619)  $  18,888
  Adjustments to reconcile net income (loss) to net cash
     provided (used) by operating activities:
       Depreciation and amortization.......................     12,630      12,227       6,191
       Deferred income taxes...............................      7,033      (7,741)        (17)
       Gain on sale of Canadian business...................     (3,835)         --          --
       Changes in operating assets and liabilities, net of
          effects of acquisitions:
          Accounts receivable..............................      9,179     (14,375)    (24,010)
          Inventories......................................     (8,850)     16,021     (30,097)
          Accounts payable and accrued liabilities.........    (18,588)     22,336      (8,761)
          Other, net.......................................      1,114         855         647
                                                             ---------   ---------   ---------
Net cash provided (used) by operating activities...........     12,140      25,704     (37,159)
Investing activities:
  Purchases of property, plant and equipment...............     (7,667)    (13,500)    (10,476)
  Sale of Canadian business................................      3,000          --          --
  Acquisition of Keptel, net of acquired cash..............         --          --     (25,285)
  Acquisitions of other businesses.........................         --      (2,734)    (25,294)
  Other....................................................      5,935      (3,203)     (5,096)
                                                             ---------   ---------   ---------
Net cash provided (used) by investing activities...........      1,268     (19,437)    (66,151)
                                                             ---------   ---------   ---------
Net cash provided (used) before financing activities.......     13,408       6,267    (103,310)
Financing activities:
  Borrowings...............................................    182,984     132,262     226,305
  Reductions in borrowings.................................   (198,262)   (140,277)   (124,109)
  Other....................................................      1,440       1,892         869
                                                             ---------   ---------   ---------
Net cash provided (used) by financing activities...........    (13,838)     (6,123)    103,065
                                                             ---------   ---------   ---------
Net increase (decrease) in cash and cash equivalents.......       (430)        144        (245)
Cash and cash equivalents at beginning of year.............        979         835       1,080
                                                             ---------   ---------   ---------
Cash and cash equivalents at end of year...................  $     549   $     979   $     835
                                                             =========   =========   =========
Supplemental cash flow information:
  Interest paid during the year............................  $   7,875   $  10,968   $   2,812
                                                             =========   =========   =========
  Income taxes paid during the year........................  $  14,226   $  10,078   $  17,990
                                                             =========   =========   =========

        See accompanying notes to the consolidated financial statements.

                               ANTEC CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                               FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                              -------------------------------------------------------
                                                       CAPITAL IN              CUMULATIVE
                                              COMMON   EXCESS OF    RETAINED   TRANSLATION
                                              STOCK    PAR VALUE    EARNINGS   ADJUSTMENTS    TOTAL
                                              ------   ----------   --------   -----------    -----
                                                                  (IN THOUSANDS)
Balance, December 31, 1993..................   $201     $152,428    $ 4,925       $(167)     $157,387
  Net income................................     --           --     18,888          --        18,888
  Acquisition of Keptel.....................     19       52,402         --          --        52,421
  Issuance of common stock and other........      1          864         --          --           865
  Translation adjustment....................     --           --         --         185           185
                                               ----     --------    -------       -----      --------
Balance, December 31, 1994..................    221      205,694     23,813          18       229,746
  Net loss..................................     --           --     (3,619)         --        (3,619)
  Issuance of common stock and other........      8       11,319         --          --        11,327
  Translation adjustment....................     --           --         --        (232)         (232)
                                               ----     --------    -------       -----      --------
Balance, December 31, 1995..................    229      217,013     20,194        (214)      237,222
  Net income................................     --           --     13,457          --        13,457
  Issuance of common stock and other........      1        1,626         --          --         1,627
  Translation adjustment....................     --           --         --         228           228
                                               ----     --------    -------       -----      --------
Balance, December 31, 1996..................   $230     $218,639    $33,651       $  14      $252,534
                                               ====     ========    =======       =====      ========

        See accompanying notes to the consolidated financial statements.

                               ANTEC CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

     ANTEC Corporation ("ANTEC" or herein together with its consolidated subsidiaries called the "Company") is an international communications technology company, headquartered in Rolling Meadows, Illinois, with major offices in Atlanta and Denver. ANTEC specializes in the design and engineering of hybrid fiber/coax broadband networks. ANTEC is a leading developer, manufacturer and supplier of optical transmission, construction, rebuild and maintenance equipment for the broadband communications industry. ANTEC provides a broad range of products and services to cable system operators. ANTEC supplies almost all of the products required in a cable TV system, including headend, distribution, drop and in-home subscriber products. As of December 31, 1996, Anixter International Inc. ("Anixter International") was the beneficial owner of approximately 31% of the outstanding ANTEC common stock. Prior to its initial public offering in 1993, the ANTEC business was operated as several divisions or business units of Anixter Inc. ("Anixter"), a subsidiary of Anixter International.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

     The consolidated financial statements include the accounts of the Company after elimination of intercompany transactions.

USE OF ESTIMATES

     The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. The carrying amount reported in the consolidated balance sheets for cash and cash equivalents approximates fair value.

INVENTORIES

     Inventories are stated at the lower of average, approximating first-in, first-out, cost or market.

DEPRECIATION

     The Company provides for depreciation of plant and equipment principally on the straight-line basis over the estimated useful lives of 25 to 40 years for buildings and improvements, 3 to 10 years for machinery and equipment, and the term of the lease for leasehold improvements.

GOODWILL

     Goodwill relates to the excess of cost over net assets resulting principally from the acquisition of Anixter by Anixter International in 1986 which has been allocated to the Company, and from subsequent acquisitions by ANTEC and by Anixter of businesses now owned by ANTEC. Goodwill resulting from the acquisition of Anixter by Anixter International was allocated to the Company based on the Company's proportionate share of total operating earnings of Anixter for the period subsequent to the acquisition by Anixter International. The Company, at each balance sheet date, evaluates for recognition of potential impairment, its recorded goodwill against the current and undiscounted expected future operating income before goodwill amortization

                               ANTEC CORPORATION
expense. Non-cash amortization expense is being recognized as a result of amortization of goodwill on a straight-line basis over a period of 40 years from the respective dates of acquisition.

ADVERTISING AND SALES PROMOTION

     Advertising and sales promotion costs are expensed as incurred.

INCOME TAXES

     The Company uses the liability method of accounting for income taxes which requires recognition of temporary differences between financial statement and income tax basis of assets and liabilities, measured by enacted tax rates.

FOREIGN CURRENCY

     The financial position and operating results of the Company's foreign operations are consolidated using the local currency as the functional currency. All balance sheet accounts of foreign subsidiaries are translated at the current exchange rate at the end of the accounting period. Income statement items are translated at average currency exchange rates. The resulting translation adjustment is recorded as a separate component of stockholders' equity.

STOCK-BASED COMPENSATION

     The Company grants stock options for a fixed number of shares to employees and directors with an exercise price equal to the market price of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognizes no compensation expense for the stock option grants. As required by FASB Statement 123, the Company presents supplemental information disclosing pro forma net income (loss) and net income (loss) per common and common equivalent share as if the Company had recognized compensation expense on stock options granted subsequent to December 31, 1994 under the fair value method of that statement (see Note 11).

NON-CASH TRANSACTIONS

     In the second half of 1995, the Company issued approximately 512,000 shares of ANTEC common stock as partial consideration for the final payment of contingent consideration for certain 1994 acquisitions (see Note 6).

INTEREST RATE AGREEMENTS

     The Company has entered into an interest rate swap agreement which effectively fixes the interest rate on a portion of its floating rate obligation. The interest rate swap agreement has a notional principal amount of $50 million and a fixed rate of approximately 6.6%. This agreement expires in 2000. The interest differential paid or received is recognized as an adjustment to interest expense. The fair value of the interest rate swap agreement was estimated using a quote from an outside source and represents the cash requirement as if the agreement had been settled at year end. The fair value of the interest rate swap agreement, which is not reflected in the financial statements, was approximately a $.2 million asset at December 31, 1996.

NOTE 3. SUBSEQUENT EVENT

     On February 6, 1997, shareholders of ANTEC and TSX Corporation ("TSX") approved the Plan of Merger dated as of October 28, 1996 among ANTEC Corporation, TSX Corporation and TSX Acquisition Corporation, and the merger became effective on that date. Under the terms of the transaction, TSX

                               ANTEC CORPORATION
shareholders received one share of ANTEC common stock for each share of TSX common stock that they owned, while ANTEC shareholders continued to own their existing shares. The transaction was tax-free for TSX shareholders and will be accounted for as a pooling of interests.

     The following unaudited pro forma condensed consolidated financial information gives effect to the merger using the pooling of interests method of accounting, after elimination of sales from TSX to ANTEC. No adjustment has been included in the unaudited pro forma condensed consolidated financial information for any anticipated cost savings resulting from the consolidation and elimination of certain duplicative functions and operational and logistical efficiencies. Nor has any adjustment been included for the possibility ANTEC may not be able to maintain the favorable tax rate TSX reflected in its results because of the manner in which ANTEC may operate the business conducted by TSX. ANTEC and TSX expect to incur employee-related and other charges in the first quarter of 1997 as a result of the merger.

     The reporting requirements governing the preparation of pro forma financial information require that they be prepared using fiscal years that end within 93 days of each other. TSX's fiscal year ends April 30, and ANTEC's fiscal year ends December 31. As a result, TSX's historical statements of operations had to be adjusted to within 93 days of ANTEC's year end. Therefore, the unaudited pro forma condensed consolidated statements of operations for the years ended December 31, 1996, 1995 and 1994 represent ANTEC's fiscal years that ended on those dates combined with TSX's twelve months ended the last Saturday in October 1996, 1995 and 1994, respectively. This information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred had the merger been consummated on the dates indicated, nor is it necessarily indicative of the future operating results of the merged companies.

                                                      YEARS ENDED DECEMBER 31,
                                                  ---------------------------------
                                                    1996        1995        1994
                                                    ----        ----        ----
                                                  (IN THOUSANDS, EXCEPT SHARE DATA)
                                                             (UNAUDITED)
Net sales.......................................   $690,877    $738,235    $601,903
Gross profit....................................   $184,605    $191,287    $138,940
Operating income................................   $ 46,145    $ 30,100    $ 45,769
Net income......................................   $ 26,361    $  8,802    $ 22,712
Net income per common and common equivalent
  share.........................................       $.68        $.23        $.62

NOTE 4. NON-RECURRING ITEMS

     In the third quarter of 1995, a $21.7 million pretax non-recurring charge was recorded resulting principally from the Company's decision to accelerate the integration and consolidation of its 1994 engineering and manufacturing acquisitions and the streamlining of its distribution business by merging two divisions.The components of the non-recurring charge included $9.0 million related to operating lease commitments for facility closings and personnel-related costs, $10.0 million for the write-down to net realizable value of inventory in discontinued product lines and $2.7 million for the write-down of other assets. As of December 31, 1996, approximately $.6 million of the charge had yet to be utilized, relating to long-term property lease commitments.

NOTE 5. SALE OF CANADIAN BUSINESS

     In the third quarter of 1996, the Company sold its Canadian distribution business to Cabletel Communications Corporation ("Cabletel") for approximately $6.0 million in cash and notes, as well as 1,450,000 and 500,000 shares of common stock in Cabletel and ARC International Corporation, respectively, for an aggregate sales price of approximately $12.4 million. The Company recorded a pre-tax gain of

                               ANTEC CORPORATION
approximately $3.8 million in connection with the sale. The Canadian distribution business was immaterial to the Company's consolidated results of operations and financial position.

NOTE 6. ACQUISITIONS

     In November 1994, the Company acquired Keptel, Inc. ("Keptel") in exchange for approximately 2.0 million shares of ANTEC common stock and $33.5 million in cash for a total consideration paid of approximately $85.9 million. Keptel is a manufacturer of a diversified range of telecommunication and transmission equipment for both residential and commercial applications for major U.S. telephone companies.

     In the first quarter of 1994, the Company acquired Electronic Systems Products, Inc. ("ESP"), an engineering firm which provides consulting services primarily for developers of cable television products. In the third quarter of 1994, the Company acquired Engineering Technologies Group, Inc. ("ETG"), a consulting engineering firm specializing in cable television, telephony, microwave satellite and fiber optic communications networks, and Power Guard, Inc. ("Power Guard"), a manufacturer of power supplies for cable television and telephony networks and high-security enclosures. Also in 1994, the Company entered into a joint venture, Comunicaciones Broadband, with Scientific-Atlanta, Inc. ("Scientific-Atlanta") to provide a wide range of broadband network communications products and services in Latin America. Late in 1994, the Company purchased Scientific Atlanta's ownership interest in the joint venture. The total consideration for the four acquisitions was $25.3 million plus contingent payments payable in future years. The contingent payments were based on the future operating results of the acquired businesses, subject to these businesses reaching certain financial thresholds. In 1995, the Company made contingent payments to ESP and ETG aggregating approximately $11.0 million in cash and ANTEC common stock, resulting in final settlement of the ESP and ETG contingent consideration. In 1996, the Company agreed to make contingent payments to Power Guard aggregating approximately $0.3 million in cash, resulting in final settlement of the Power Guard contingent consideration.

     The above acquisitions were accounted for under the purchase method of accounting and, accordingly, the operating results of these companies have been included in the consolidated operating results of the Company since the respective dates of the acquisition. Contingent payments earned resulted in an increase in goodwill in the period earned. Goodwill will be amortized over 40 years from the respective dates of acquisition, subject to evaluation for recognition of potential impairment.

NOTE 7. PROPERTY, PLANT AND EQUIPMENT, NET

     Property, plant and equipment, at cost, consists of the following (in thousands):

                                                                 DECEMBER 31,
                                                            ----------------------
                                                              1996          1995
                                                              ----          ----
Land and buildings......................................    $  7,260      $  7,251
Leasehold improvements..................................       3,568         4,241
Machinery and equipment.................................      36,999        30,437
                                                            --------      --------
                                                              47,827        41,929
Less: Accumulated depreciation..........................     (22,306)      (15,992)
                                                            --------      --------
                                                            $ 25,521      $ 25,937
                                                            ========      ========

                               ANTEC CORPORATION

NOTE 8. LONG-TERM DEBT

     Long-term debt consists of the following (in thousands):

                                                                 DECEMBER 31,
                                                            ----------------------
                                                              1996          1995
                                                              ----          ----
Credit Facility.........................................    $100,000      $115,000
Other...................................................       2,658         2,920
                                                            --------      --------
                                                            $102,658      $117,920
                                                            ========      ========

     The Credit Facility provides for various interest rate alternatives. The average interest rate on borrowings was approximately 6.4% at December 31, 1996. The commitment fee on unused borrowings is 1/4 of 1%. The Credit Facility contains various restrictions and covenants, including a restriction on the incurrence of additional debt, limitations on dividends and certain other payments to stockholders and interest coverage and net worth maintenance tests. The Company does not anticipate paying any cash dividends in the foreseeable future and in 1996, such covenants precluded the Company from declaring dividends on its Common Stock in an aggregate amount in excess of approximately $6.7 million. The interest rates on the Company's debt are periodically adjusted to reflect changes in overall market interest rates and therefore the carrying amount approximates fair value.

     The Credit Facility matures in 1999, and as of December 31, 1996, the Company had approximately $65 million of available borrowings under the Credit Facility.

NOTE 9. INCOME TAXES

     The Company filed some state income tax returns with Anixter International until May 1994. Income taxes paid to Anixter International in connection with these state returns were $1.7 million for the year ended December 31, 1994.

     Domestic income (loss) before income taxes was $26.8 million, ($1.3) million and $34.5 million for the years ended December 31, 1996, 1995 and 1994, respectively. Foreign income (loss) subject to non-creditable foreign income taxes was none for the years ended December 31, 1996, 1995 and 1994.

     Income tax expense (benefit) was comprised of (in thousands):

                                                       YEARS ENDED DECEMBER 31,
                                                   ---------------------------------
                                                    1996         1995         1994
                                                    ----         ----         ----
Current -- Federal..............................   $ 1,806      $ 7,674      $12,255
           State................................     1,173        1,858        2,847
           Foreign..............................     3,345          559          531
                                                   -------      -------      -------
                                                     6,324       10,091       15,633
                                                   -------      -------      -------
Deferred -- Federal.............................     5,786       (6,369)         (14)
            State...............................     1,247       (1,372)          (3)
                                                   -------      -------      -------
                                                     7,033       (7,741)         (17)
                                                   -------      -------      -------
Total income tax expense........................   $13,357      $ 2,350      $15,616
                                                   =======      =======      =======

                               ANTEC CORPORATION

     A reconciliation of income tax expense to the statutory corporate Federal tax rate of 35% was as follows (in thousands):

                                                        YEARS ENDED DECEMBER 31,
                                                    --------------------------------
                                                     1996         1995        1994
                                                     ----         ----        ----
Statutory tax expense (benefit)..................   $ 9,385      $ (444)     $12,076
Effects of:
  Amortization of goodwill.......................     1,531       1,530        1,037
  State income taxes.............................     1,573         316        1,849
  Travel and entertainment.......................       634         844          525
  Other -- net...................................       234         104          129
                                                    -------      ------      -------
                                                    $13,357      $2,350      $15,616
                                                    =======      ======      =======

     Significant components of the Company's net deferred tax asset were as follows (in thousands):

                                                                DECEMBER 31,
                                                             -------------------
                                                              1996        1995
                                                              ----        ----
Depreciation...............................................  $  425      $   (20)
Inventory costs............................................   3,895        7,702
Other, principally operating expenses......................   2,471        6,271
                                                             ------      -------
  Total deferred tax asset.................................   6,791       13,953
Valuation allowance on deferred tax asset..................      --         (129)
                                                             ------      -------
  Net deferred tax asset...................................  $6,791      $13,824
                                                             ======      =======

NOTE 10. COMMITMENTS

     The Company leases certain office, distribution, and manufacturing facilities and equipment under long-term operating leases expiring at various dates through 2005. Future minimum lease payments under non-cancelable operating leases (excluding operating leases related to closed facilities -- see Note 4) at December 31, 1996 are as follows (in thousands):

1997........................................................  $ 8,448
1998........................................................    7,663
1999........................................................    5,942
2000........................................................    3,844
2001........................................................    2,766
Thereafter..................................................    4,236
                                                              -------
Total minimum lease payments................................  $32,899
                                                              =======

     Total rental expense for all operating leases amounted to approximately $10.7 million, $10.9 million and $5.1 million for the years ended December 31, 1996, 1995 and 1994, respectively.

NOTE 11. STOCK-BASED COMPENSATION

     The Company grants stock options for a fixed number of shares to employees and directors with an exercise price equal to the market price of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees and, accordingly, recognizes no compensation expense for the stock option grants. The Company has elected to follow APB 25 because, as discussed below, the alternative fair value accounting provided for under FASB

                               ANTEC CORPORATION

Statement No. 123, Accounting for Stock-Based Compensation, requires use of option valuation models that were not developed for use in valuing employee stock options.

     The Company grants stock options under its 1993 Employee Stock Incentive Plan ("ESIP") and Director Stock Option Plan ("DSOP") and issues stock purchase rights under its Employee Stock Purchase Plan ("ESPP"). For descriptions of these plans, see below.

     As required by FASB Statement 123, the Company presents below supplemental information disclosing pro forma net income (loss) and net income (loss) per common and common equivalent share as if the Company had recognized compensation expense on stock options granted subsequent to December 31, 1994 under the fair value method of that statement. The fair value for these options was estimated using a Black-Scholes option pricing model. In respect to the ESIP and DSOP, the weighted average assumptions used in this model to estimate the fair value of options granted under these plans for 1996 and 1995 were as follows: risk-free interest rates of 5.4% and 7.3%, respectively; a dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of
 .54; and a weighted average expected life of five years. The assumptions used for the ESPP for 1996 and 1995 were as follows: risk-free rate of 5.8%; a dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of .54; and an expected life of one year.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except share data):

                                                           YEARS ENDED DECEMBER 31,
                                                           -------------------------
                                                             1996             1995
                                                             ----             ----
Pro forma net income (loss)............................     $11,851          $(4,314)
Pro forma net income (loss) per common and common
  equivalent share.....................................        $.52            $(.19)

     Compensation expense recognized for pro forma purposes was approximately $2.7 million and $1.2 million for 1996 and 1995, respectively. FASB Statement 123 is applicable only to options granted subsequent to December 31, 1994.

     In 1989, Anixter and Anixter International established an equity participation plan ("EPP") which provided for awards of EPP units to its key employees, including certain employees of the then ANTEC division. The value of units at the date of grant and at the conversion date was based upon a formula which takes into consideration earnings and return on investment of the Company. The employees did not purchase the units but upon conversion received cash for the difference between the escalating beginning unit value and the unit value at date of conversion. Each holder of EPP units was granted stock options effective January 1, 1993 pursuant to the ESIP. Options under this plan can be exercised only if all EPP units held by the optionee are surrendered unconverted. The Company has not recorded an expense for the value of the outstanding EPP units for the years ended December 31, 1996, 1995 and 1994 because management believes the liability relating to the units is insignificant since exercise of any EPP units precludes the holder from exercising stock options granted prior to 1995.

                               ANTEC CORPORATION

     In 1993, the Board of Directors approved the ESIP which provides for granting key employees and consultants options to purchase up to 1,925,000 shares of ANTEC common stock. In 1996, an amendment to the ESIP was approved increasing the number of shares of ANTEC common stock which may be issued pursuant to that plan from 1,925,000 shares to 3,225,000 shares. One-third of these options vest each year on the anniversary of the date of grant beginning with the second anniversary. The options terminate seven years from the date of grant.

     A summary of activity of the Company's options granted under its ESIP is presented below:

                                         1996                         1995                         1994
                              --------------------------   --------------------------   --------------------------
                                             WEIGHTED                     WEIGHTED                     WEIGHTED
                                             AVERAGE                      AVERAGE                      AVERAGE
                               OPTIONS    EXERCISE PRICE    OPTIONS    EXERCISE PRICE    OPTIONS    EXERCISE PRICE
                               -------    --------------    -------    --------------    -------    --------------
Beginning balance..........   1,839,867       $12.19       1,482,900       $10.34       1,474,900       $10.26
Grants.....................     581,000       $15.60         498,000       $18.14           8,000       $25.00
Exercises..................     (33,583)      $10.00         (16,900)      $10.00              --           --
Terminations...............     (48,666)      $16.09        (121,800)      $14.26              --           --
Expirations................          --           --          (2,333)      $10.00              --           --
                              ---------       ------       ---------       ------       ---------       ------
Ending balance.............   2,338,618       $12.99       1,839,867       $12.19       1,482,900       $10.34
                              =========       ======       =========       ======       =========       ======
Vested at period end.......     954,306       $10.58         486,813       $10.39              --           --
                              =========       ======       =========       ======       =========       ======
Weighted average fair value
  of options granted during
  the year.................   $    8.20                    $   10.01
                              =========                    =========

     The following table summarizes information about ESIP options outstanding at December 31, 1996.

                                                OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                                   ----------------------------------------------   ---------------------------
                                                    WEIGHTED
                                                    AVERAGE           WEIGHTED                      WEIGHTED
            RANGE OF               NUMBER OF       REMAINING          AVERAGE         NUMBER        AVERAGE
         EXERCISE PRICES            OPTIONS     CONTRACTUAL LIFE   EXERCISE PRICE   OF OPTIONS   EXERCISE PRICE
         ---------------           ---------    ----------------   --------------   ----------   --------------
$10.00 to $12.13.................  1,395,118          3.20 year        $10.15        900,306         $10.08
$15.60 to $25.00.................    943,500          5.59 year        $17.19         54,000         $18.87
                                   ---------         -----             ------        -------         ------
$10.00 to $25.00.................  2,338,618          4.17 year        $12.99        954,306         $10.58
                                   =========         =====             ======        =======         ======

     In 1993, the Board of Directors also approved the DSOP which provides for the granting to each director of the Company who has not been granted any options under the ESIP each January 1, commencing January 1, 1994, an option to purchase 2,500 shares of ANTEC common stock for the average closing price for the ten trading days preceding the date of grant. A total of 75,000 shares of ANTEC common stock have been allocated to this plan. These options vest six months from date of grant and terminate seven years from date of grant.

                               ANTEC CORPORATION

     A summary of activity of the Company's options granted under its DSOP is presented below:

                                            1996                       1995                       1994
                                  ------------------------   ------------------------   ------------------------
                                               WEIGHTED                   WEIGHTED                   WEIGHTED
                                               AVERAGE                    AVERAGE                    AVERAGE
                                  OPTIONS   EXERCISE PRICE   OPTIONS   EXERCISE PRICE   OPTIONS   EXERCISE PRICE
                                  -------   --------------   -------   --------------   -------   --------------
Beginning balance...............  20,000        $21.37       10,000        $25.09           --            --
Grants..........................  10,000        $16.60       10,000        $17.64       10,000        $25.09
Exercises.......................      --            --           --            --           --            --
Terminations....................      --            --           --            --           --            --
Expirations.....................      --            --           --            --           --            --
                                  ------        ------       ------        ------       ------        ------
Ending balance..................  30,000        $19.78       20,000        $21.37       10,000        $25.09
                                  ======        ======       ======        ======       ======        ======
Vested at period end............  30,000        $19.78       20,000        $21.37       10,000        $25.09
                                  ======        ======       ======        ======       ======        ======
Weighted-average fair value of
  options granted during the
  year..........................  $ 8.72                     $ 9.80
                                  ======                     ======

     Exercise prices for DSOP options outstanding at December 31, 1996 ranged from $16.60 to $25.09. The weighted-average remaining contractual life of those options is five years.

     Pursuant to the Merger Agreement between ANTEC and Keptel, on November 17, 1994 under the ANTEC/Keptel Exchange Option Plan ("EOP"), each Keptel stock option, whether or not then exercisable, was canceled and substituted with an ANTEC/Keptel exchange option to acquire shares of ANTEC common stock. Each ANTEC/Keptel exchange option provides the option holder with rights and benefits that are no less favorable than were provided under the former Keptel stock option plan. A total of 360,850 shares of ANTEC common stock have been allocated to this plan.

     A summary of activity of the Company's options granted under its EOP is presented below:

                                            1996                       1995                        1994
                                  ------------------------   -------------------------   ------------------------
                                               WEIGHTED                    WEIGHTED                   WEIGHTED
                                               AVERAGE                     AVERAGE                    AVERAGE
                                  OPTIONS   EXERCISE PRICE   OPTIONS    EXERCISE PRICE   OPTIONS   EXERCISE PRICE
                                  -------   --------------   -------    --------------   -------   --------------
Beginning balance..............   167,440       $11.82        360,850       $10.90            --           --
Grants.........................        --           --             --           --            --           --
Exercises......................        --           --       (137,410)      $ 7.62            --           --
Terminations...................   (13,301)      $13.98        (26,600)      $15.17            --           --
Expirations....................        --           --        (29,400)      $17.14            --           --
Acquisition options............        --           --             --           --       360,850       $10.90
                                  -------       ------       --------       ------       -------       ------
Ending balance.................   154,139       $11.64        167,440       $11.82       360,850       $10.90
                                  =======       ======       ========       ======       =======       ======
Vested at period end...........   142,589       $11.19        121,940       $11.08       233,648       $ 9.54
                                  =======       ======       ========       ======       =======       ======

                               ANTEC CORPORATION

     The following table summarizes information about EOP options outstanding at December 31, 1996.

                                                     OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                                        ----------------------------------------------   ---------------------------
                                                         WEIGHTED
                                                         AVERAGE           WEIGHTED                      WEIGHTED
              RANGE OF                    NUMBER        REMAINING          AVERAGE         NUMBER        AVERAGE
           EXERCISE PRICES              OF OPTIONS   CONTRACTUAL LIFE   EXERCISE PRICE   OF OPTIONS   EXERCISE PRICE
           ---------------              ----------   ----------------   --------------   ----------   --------------
$5.21 to $10.71......................     84,839        1.06 years          $ 7.14         84,839         $ 7.14
        $17.14.......................     69,300        1.75 years          $17.14         57,750         $17.14
                                         -------        ----------          ------        -------         ------
$5.21 to $17.14......................    154,139        1.37 years          $11.64        142.589         $11.19
                                         =======        ==========          ======        =======         ======

     Additionally, ANTEC has an ESPP which enables its employees to purchase a total of 300,000 shares of ANTEC common stock over a period of time. Participants can request that up to 10% of their base compensation be applied toward the purchase of ANTEC common stock under ANTEC's ESPP. Purchases by any one participant are limited to $25,000 in any one year. The exercise price is the lower of 85% of the fair market value of the ANTEC common stock at the date of grant or at the later exercise date (currently one year). Under the ESPP, employees of the Company purchased 90,057, 49,515 and 53,033 shares of ANTEC common stock in 1996, 1995 and 1994, respectively. At December 31, 1996, approximately 50,033 shares are subject to purchase under the ESPP at a price no more than $12.43 per share.

     Pursuant to the Merger Agreement between ANTEC and Keptel, on November 17, 1994, each Keptel warrant, whether or not then exercisable, was canceled and substituted with a warrant to acquire shares of ANTEC common stock. Each warrant provides the warrant holder with rights and benefits that are no less favorable than were provided under the former Keptel warrant plan. At December 31, 1996, 12,609 warrants were outstanding and exercisable at prices ranging from $8.57 to $10.71, expiring January 28, 1998.

NOTE 12. PENSION PLANS

     The Company sponsors two non-contributory defined-benefit pension plans which cover substantially all of the Company's U.S. employees.

     The U.S. pension plan benefit formulas generally provide for payments to retired employees based upon their length of service and compensation as defined in the plans. The Company's policy is to fund the plans as required by the Employee Retirement Income Security Act of 1974 (ERISA) and to the extent that such contributions are tax deductible.

     Assets of the Company's plans at fair value were $8.3 million and $6.6 million at December 31, 1996 and 1995, respectively. The projected benefit obligations of the Company's plans were $14.7 million and $11.7 million at December 31, 1996 and 1995, respectively. The accumulated benefit obligations of the Company's plans were $7.3 million and $6.1 million at December 31, 1996 and 1995, respectively. The weighted average assumed discount rate used to measure the projected benefit obligation was 7.5% at December 31, 1996 and 1995. The assumed rate of increase in future compensation levels was approximately 6.0% for all years presented. Pension expense for the years ended December 31, 1996, 1995 and 1994 was approximately $1.3 million, $1.0 million and $0.8 million, respectively.

NOTE 13. SALES INFORMATION

     A significant portion of the Company's revenue is derived from sales to Tele-Communications, Inc. aggregating $114.2 million, $126.8 million and $151.6 million for the years ended December 31, 1996, 1995 and 1994, respectively. Export sales accounted for approximately 19%, 14% and 4% of total sales for the years ended December 31, 1996, 1995 and 1994, respectively.

                               ANTEC CORPORATION

NOTE 14. SUMMARY QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

     The following table summarizes the Company's quarterly consolidated financial information (in thousands, except share data).

                                                              QUARTERS IN 1996 ENDED
                                               ----------------------------------------------------
                                               MARCH 31,      JUNE 30,      SEPT. 30,      DEC. 31,
                                               ---------      --------      ---------      --------
Net sales....................................  $162,392       $162,784      $157,956       $121,250
Gross profit.................................    37,810         38,262        39,141         32,674
Operating income.............................     8,186          8,543         9,524          5,495
Income before income taxes...................     5,484          6,327        11,320(1)       3,683
Net income...................................  $  2,562       $  3,006      $  6,098       $  1,791
                                               ========       ========      ========       ========
Net income per common and common equivalent
  share......................................  $    .11       $    .13      $    .26       $    .08
                                               ========       ========      ========       ========

                                                              QUARTERS IN 1995 ENDED
                                               ----------------------------------------------------
                                               MARCH 31,      JUNE 30,      SEPT. 30,      DEC. 31,
                                               ---------      --------      ---------      --------
Net sales....................................  $158,847       $165,332      $165,520       $168,538
Gross profit.................................    40,933         37,628        38,594         36,915
Operating income (loss)......................    11,332          5,818       (15,936)(2)      8,489
Income (loss) before income taxes............     8,474          2,984       (18,596)         5,869
Net income (loss)............................  $  4,394       $  1,082      $(11,928)      $  2,833
                                               ========       ========      ========       ========
Net income (loss) per common and common
  equivalent share...........................  $    .19       $    .05      $   (.52)      $    .12
                                               ========       ========      ========       ========

-------------------------
(1) Third quarter 1996 includes a $3.8 million pre-tax gain in connection with the sale of the Company's Canadian distribution business (see Note 5 to the Consolidated Financial Statements).

(2) Third quarter 1995 includes a $21.7 million pretax non-recurring charge (see
    Note 4 to the Consolidated Financial Statements).

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to directors of the Company is set forth under the caption entitled "Election of Directors" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders and is incorporated herein by reference. Certain information concerning the executive officers of the Company is set forth in Part I of this Report on Form 10-K under the caption entitled "Executive Officers of the Company." Information about Section 16(a) Reporting Delinquencies is set forth under this caption in the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

     Information regarding compensation of officers and directors of the Company is set forth under the captions entitled "Executive Compensation," "Compensation of Directors," "Employment Contracts and Termination of Employment and Change-In-Control Arrangements" and "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding ownership of the Company's common stock is set forth under the captions entitled "Security Ownership of Management" and "Security Ownership of Principal Stockholders" in the Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions with the Company is set forth under the captions entitled "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" in the Proxy Statement and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (A) EXHIBITS.

     The exhibits listed below in Item 14(a)1, 2 and 3 are filed as part of this Report. Each management contract or compensatory plan required to be filed as an exhibit is identified by an asterisk(*).

     (B) REPORTS ON FORM 8-K.

     On November 1, 1996, ANTEC Corporation filed a Report on Form 8-K relating to Item 5, Other Events, to describe the Plan of Merger among ANTEC Corporation, TSX Corporation and TSX Acquisition Corporation, dated October 28, 1996.

ITEM 14(A)1 & 2. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL
                 STATEMENT SCHEDULES

FINANCIAL STATEMENTS

     The following Consolidated Financial Statements of ANTEC Corporation and Report of Independent Auditors are filed as part of this Report.

                                                              PAGE
                                                              ----
Report of Independent Auditors..............................   19
Consolidated Balance Sheets at December 31, 1996 and 1995...   20
Consolidated Statements of Operations for the years ended
  December 31, 1996, 1995 and 1994..........................   21
Consolidated Statements of Cash Flows for the years ended
  December 31, 1996, 1995 and 1994..........................   22
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1996, 1995 and 1994..............   23
Notes to the Consolidated Financial Statements..............   24

FINANCIAL STATEMENT SCHEDULES

     Schedules have been omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

ITEM 14(A)3. EXHIBIT LIST

     Each management contract or compensation plan required to be filed as an exhibit is identified by an asterisk(*).

 EXHIBIT
 NUMBER                        DESCRIPTION OF EXHIBIT                       PAGE
 -------                       ----------------------                       ----
 3.1        Certificate of Incorporation and Certificate of Amendment
            thereto**...................................................
 3.1(a)     Restated Certificate of Incorporation**.....................
 3.2        By-laws**...................................................
 4.1        Form of Certificate for Common Stock**......................
10.1(a)*    Amended and Restated Employee Stock Incentive Plan**........
10.1(b)*    Form of Stock Option Grant**................................
10.1(c)*    Amendment Increasing Number of Shares Covered by Amended and
            Restated Employee Stock Incentive Plan (Incorporated by
            reference from ANTEC Corporation's Registration Statement on
            Form S-8, Registration Number 33-12131, Exhibit 4). ........
10.1(d)*    Amended Form of Stock Option Grant..........................
10.2        Form of Employee Stock Purchase Plan**......................
10.2(a)     Amendment to Employee Stock Purchase Plan**.................
10.3*       Form of Director Stock Option Plan**........................
10.4*       Form of Supplemental Retirement Benefits Plan**.............
10.5        Form of Tax Allocation Agreement**..........................
10.6*       Form of Agreement with Bruce Van Wagner**...................
10.7        Form of Management Services Agreement**.....................
10.8        Form of Directors & Officers Insurance Agreement**..........
10.9        Registration Rights Agreement with Anixter
            International**.............................................
10.10       Revolving Credit Agreement**................................
10.10(a)    Amendment No. 1 to Revolving Credit Agreement**.............
10.10(b)    Amended and Restated Revolving Credit Agreement
            (Incorporated by reference from ANTEC Corporation's
            Quarterly Report on Form 10-Q for the fiscal quarter ended
            March 31, 1995, Exhibit 10.18). ............................
10.10(c)    Amendment No. 1 to the Amended and Restated Revolving Credit
            Agreement (Incorporated by reference from ANTEC
            Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, as the same number exhibit). ......
10.11       Bill of Sale and General Conveyance and Assumption of
            Liabilities**...............................................
10.12*      Form of Employment Agreement for John M. Egan**.............
10.13*      Form of Employment Agreement for Lawrence A. Margolis,
            Gordon E. Halverson and Martin C. Ingram**..................
10.14*      Employment Agreement, dated December 1, 1994, for James L.
            Faust (Incorporated by reference from ANTEC Corporation's
            Annual Report on Form 10-K for the fiscal year ended
            December 31, 1994, as the same number exhibit). ............
10.15*      Form of Stock Option Grant for Converted Keptel Options
            (Incorporated by reference from ANTEC Corporation's Annual
            Report on Form 10-K for the fiscal year ended December 31,
            1994, as the same number exhibit). .........................
10.16       Agreement and Plan of Merger with Keptel, Inc., dated July
            27, 1994 (Incorporated by reference to Keptel, Inc.
            Registration Statement on Form S-1, Registration Number
            33-16278, as amended).......................................
10.17*      Retainer Agreement with James E. Knox.......................
10.18*      Amendments to Employment Agreements for Messrs. Margolis,
            Halverson, Ingram and Faust (Incorporated by reference from
            ANTEC Corporation's Annual Report on Form 10-K for the
            fiscal year ended December 31, 1995, as the same number
            exhibit). ..................................................

 EXHIBIT
 NUMBER                        DESCRIPTION OF EXHIBIT                       PAGE
 -------                       ----------------------                       ----
10.19       Limited Liability Company Agreement of Products Venture
            L.L.C. (Incorporated by reference from ANTEC Corporation's
            Annual Report on Form 10-K for the fiscal year ended
            December 31, 1995, as the same number exhibit). ............
10.20       Products Distribution Agreement between Products Venture
            L.L.C. and ANTEC Corporation (Incorporated by reference from
            ANTEC Corporation's Annual Report on Form 10-K for the
            fiscal year ended December 31, 1995, as the same number
            exhibit). ..................................................
10.21       Limited Liability Agreement of Systems Integration Venture
            L.L.C. (Incorporated by reference from ANTEC Corporation's
            Annual Report on Form 10-K for the fiscal year ended
            December 31, 1995, as the same number exhibit). ............
10.22       Plan of Merger dated October 28, 1996, among ANTEC
            Corporation, TSX Corporation and TSX Acquisition Corporation
            (Incorporated by reference to ANTEC Corporation's
            Registration Statement on Form S-4, Registration Number
            333-19129, Exhibit 2.1). ...................................
10.23*      Employment Agreement, dated May 1, 1995, for William H.
            Lambert (Incorporated by reference from TSX Corporation's
            Annual Report on Form 10-K for the fiscal year ended April
            30, 1995, Exhibit 10(A)(1)1). ..............................
10.24*      Amendment to Employment Agreement for William H. Lambert....
10.25*      Stock Option Agreement with William H. Lambert dated March
            14, 1994 (Incorporated by reference from TSX Corporation's
            Annual Report on Form 10-K for the fiscal year ended April
            30, 1994, Exhibit 10(A)(1)3). ..............................
21.1        Subsidiaries of the Registrant..............................
23.1        Consent of Ernst & Young LLP................................
24.1        Power of Attorney executed by Rod F. Dammeyer...............
24.2        Power of Attorney executed by John R. Petty.................
24.3        Power of Attorney executed by Bruce Van Wagner..............
24.4        Power of Attorney executed by Mary Agnes Wilderotter........
24.5        Power of Attorney executed by Samuel K. Skinner.............
24.6        Power of Attorney executed by William H. Lambert............
24.7        Power of Attorney executed by John M. Egan..................

-------------------------
** Incorporated by reference to ANTEC Corporation Registration Statement on Form
   S-1, Registration Number 33-65488, filed July 2, 1993, as amended, as the same number exhibit.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ANTEC CORPORATION

                                          /s/      LAWRENCE A. MARGOLIS

                                          --------------------------------------
                                                   Lawrence A. Margolis
                                                 Executive Vice President

Dated: March 21, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          /s/         JOHN M. EGAN*            Chairman, President, Chief Executive     March 21, 1997
---------------------------------------------  Officer and Director
                John M. Egan                   (Principal Executive Officer)

         /s/    LAWRENCE A. MARGOLIS           Executive Vice President                 March 21, 1997
---------------------------------------------  (Principal Financial Officer)
            Lawrence A. Margolis

        /s/         DANIEL J. DISTEL           Vice President and Controller            March 21, 1997
---------------------------------------------  (Principal Accounting Officer)
              Daniel J. Distel

         /s/         JAMES L. FAUST            Executive Vice President,                March 21, 1997
---------------------------------------------  International and Director
               James L. Faust

         /s/      BRUCE VAN WAGNER*            Director                                 March 21, 1997
---------------------------------------------
              Bruce Van Wagner

         /s/       ROD F. DAMMEYER*            Director                                 March 21, 1997
---------------------------------------------
               Rod F. Dammeyer

         /s/         JOHN R. PETTY*            Director                                 March 21, 1997
---------------------------------------------
                John R. Petty

        /s/  MARY AGNES WILDEROTTER*           Director                                 March 21, 1997
---------------------------------------------
           Mary Agnes Wilderotter

         /s/     WILLIAM H. LAMBERT*           Director                                 March 21, 1997
---------------------------------------------
             William H. Lambert

         /s/      SAMUEL K. SKINNER*           Director                                 March 21, 1997
---------------------------------------------
              Samuel K. Skinner

         By /s/ LAWRENCE A. MARGOLIS
  ----------------------------------------
            Lawrence A. Margolis
             (Attorney in fact)

     * Lawrence A. Margolis, as attorney in fact for each person indicated.