Form 10-Q
period 1997-03-31
ANTEC CORP
filed 1997-05-13
CIK 908610

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549


                                   FORM 10-Q



 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1997

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934


Commission file number 0-22336


                               ANTEC CORPORATION
             (Exact name of registrant as specified in its charter)


          Delaware                                  36-3892082
-------------------------------                -------------------
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization                 Identification No.)


                               2850 W. Golf Road
                           Rolling Meadows, IL  60008
                                 (847)439-4444
                                 -------------
          (Address, including zip code and telephone number, including area code, of registrant's principal executive offices)



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


At April 30, 1997, there were 38,419,781 shares of Common Stock, $0.01 par value, of the registrant outstanding.

PART I. FINANCIAL INFORMATION

                               ANTEC CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                     March 31,     December 31,
                                                       1997           1996
                                                     --------       --------
                                                   (Unaudited)

                                ASSETS

   Current assets:
    Cash and cash equivalents                        $    895       $ 27,398
    Accounts receivable (net of allowance for
     doubtful accounts of $4,189 in 1997 and
     $3,539 in 1996)                                   94,434        106,602
    Inventories, primarily finished goods             127,634        138,785
    Other current assets                                5,403          9,706
                                                     --------       --------
     Total current assets                             228,366        282,491

   Property, plant and equipment, net                  36,366         35,947
   Goodwill (net of accumulated amortization
    of $32,933 in 1997 and $31,858 in 1996)           163,375        167,128
   Deferred income taxes, net                          17,707         12,174
   Other assets                                        13,064         13,153
                                                     --------       --------
                                                     $458,878       $510,893
                                                     ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities:
    Accounts payable                                 $ 26,051       $ 54,039
    Accrued compensation, benefits and related taxes   13,415         19,648
    Other current liabilities                          29,812         24,160
                                                     --------       --------
     Total current liabilities                         69,278         97,847

   Long-term debt                                      95,390        102,658
                                                     --------       --------
     Total liabilities                                164,668        200,505

   Stockholders' equity:
    Preferred stock, par value $1.00 per share, 5
     million shares authorized, none issued and
     outstanding                                          ---            ---
    Common stock, par value $0.01 per share,
     50 million shares authorized; 38.4 million shares
     issued and outstanding in 1997 and 1996              384            384
    Capital in excess of par value                    254,181        254,181
    Retained earnings                                  39,685         55,809
    Cumulative translation adjustments                    (40)            14
                                                     --------       --------
     Total stockholders' equity                       294,210        310,388
                                                     --------       --------
                                                     $458,878       $510,893
                                                     ========       ========



        See accompanying notes to the consolidated financial statements.

                               ANTEC CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                       (In thousands, except share data)




                                                Three months ended
                                                     March 31,
                                               --------------------
                                                  1997       1996
                                               ---------  ---------
            Net sales                          $ 120,034  $ 183,149
            Cost of sales                         93,906    137,371
                                               ---------  ---------
            Gross profit                          26,128     45,778

            Operating expenses:
             Selling, general and
              administrative expenses             27,065     32,154
             Amortization of goodwill              1,244      1,244
             Merger/integration costs             21,550          -
                                               ---------  ---------
                                                  49,859     33,398
                                               ---------  ---------

            Operating income (loss)              (23,731)    12,380

            Interest expense and other, net        1,362      2,350
                                               ---------  ---------

            Income (loss) before income taxes    (25,093)    10,030

            Income tax expense (benefit)          (8,969)     2,560
                                               ---------  ---------

            Net income (loss)                  $ (16,124) $   7,470
                                               =========  =========

            Net income (loss) per common and
             common equivalent shares          $    (.42) $     .19
                                               =========  =========

            Weighted average common and
             common equivalent shares             38,420     39,593
                                               =========  =========




        See accompanying notes to the consolidated financial statements.

                               ANTEC CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)


                                                         Three months ended
                                                               March 31,
                                                         --------------------
                                                           1997        1996
                                                         --------    --------


   Operating activities:
    Net income (loss)                                    $ (16,124)  $  7,470
    Adjustments to reconcile net income (loss) to
     net cash provided (used) by operating activities:
      Depreciation and amortization                          3,705      3,506
      Deferred income taxes                                 (5,533)    (2,499)
      Changes in operating assets and liabilities:
         Accounts receivable                                12,168       (889)
         Inventories                                        11,151      5,496
         Accounts payable and accrued liabilities          (25,174)     3,929
         Other, net                                          4,270        326
                                                         ---------  ---------
   Net cash provided (used) by operating activities        (15,537)    17,339

   Investing activities:
    Purchases of property, plant and equipment              (2,880)    (2,191)
    Other                                                     (818)      (444)
                                                         ---------  ---------
   Net cash used by investing activities                    (3,698)    (2,635)
                                                         ---------  ---------

   Net cash provided (used) before financing activities    (19,235)    14,704

   Financing activities:
    Borrowings                                              39,000     62,495
    Reductions in borrowings                               (46,268)   (72,753)
    Proceeds from issuance of common stock                       -        221
                                                         ---------  ---------
   Net cash used by financing activities                    (7,268)   (10,037)
                                                         ---------  ---------
   Net increase (decrease) in cash and cash equivalents    (26,503)     4,667
   Cash and cash equivalents at beginning of period         27,398     14,075
                                                         ---------  ---------
   Cash and cash equivalents at end of period            $     895  $  18,742
                                                         =========  =========

   Supplemental cash flow information:
    Interest paid during the period                      $   1,714  $   2,038
                                                         =========  =========
    Income taxes paid during the period                  $      54  $   1,405
                                                         =========  =========



        See accompanying notes to the consolidated financial statements.

                               ANTEC CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)




NOTE 1. BASIS OF PRESENTATION

     ANTEC Corporation ("ANTEC" or herein together with its consolidated subsidiaries called the "Company") is an international communications technology company, headquartered in Rolling Meadows, with major offices in Atlanta and Denver. The consolidated financial statements include the accounts of the Company after elimination of intercompany transactions. The consolidated financial statements furnished herein reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the consolidated financial statements for the periods shown. As described more fully in Note 2, on February 6, 1997, the merger between ANTEC Corporation, TSX Corporation and TSX Acquisition Corporation became effective. The consolidated financial statements have been prepared following the pooling of interests method of accounting and reflect the combined financial position, operating results and cash flows of ANTEC Corporation and TSX Corporation as if they had been combined for all periods presented. Certain amounts have been reclassified for the combined presentation.

NOTE 2. MERGER

     On February 6, 1997, shareholders of ANTEC Corporation and TSX Corporation approved the Plan of Merger ("Merger") dated as of October 28, 1996 among ANTEC Corporation, TSX Corporation ("TSX") and TSX Acquisition Corporation, and the Merger resulting in TSX becoming a wholly-owned subsidiary of ANTEC became effective on that date. Under the terms of the transaction, TSX shareholders received one share of ANTEC common stock for each share of TSX common stock that they owned, while ANTEC shareholders continued to own their existing shares. As a result of the Merger, ANTEC issued approximately 15.4 million shares of common stock. The transaction was tax-free for TSX shareholders and was accounted for as a pooling of interests.

     Prior to the combination, TSX's fiscal year ended April 30, and ANTEC's fiscal year ended December 31. TSX's historical financial statements for periods prior to the December 31, 1996 had to be adjusted to within 93 days of ANTEC's year-end. Therefore, the statement of operations for the three months ended March 31, 1996 represents ANTEC's fiscal period ended on that date combined with TSX's three months ended the last Saturday in January 1996. All intercompany sales between TSX and ANTEC were eliminated. Operating results for the three months ended March 31, 1996 were as follows:

                               ANTEC CORPORATION

            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CON'T.)
                                  (Unaudited)


                                                 Three Months Ended
                                                   March 31, 1996
                                                 ------------------
                                                   (In thousands)
                                                    (Unaudited)

                 Revenue:
                  ANTEC                              $162,392
                  TSX                                  21,557
                  Intercompany sales elimination         (800)
                                                   ----------
                                  Combined           $183,149
                                                   ==========

                 Net Income:
                  ANTEC                              $  2,562
                  TSX                                   4,908
                                                   ----------
                                  Combined           $  7,470
                                                   ==========



     As a result of the change in the fiscal year end of TSX, the operating results of TSX for the two months ended December 31, 1996 was reflected as an adjustment to retained earnings of the combined companies as of December 31, 1996. The following summarizes TSX's operating results for the two months ended December 31, 1996 (in thousands) (unaudited):


                 Net sales                   $ 8,668
                 Operating loss              $(3,561)
                 Net loss                    $(2,571)

NOTE 3.  MERGER/INTEGRATION COSTS


     In the first quarter of 1997, in connection with the Merger discussed in
Note 2, the Company recorded merger/integration costs aggregating approximately $28 million. The components of the non-recurring charge included $6.9 million related to the investment banking, legal, accounting and contractual change of control payments associated with the Merger; $11.2 million related to facility and operational consolidation and reorganization due to the combining of various manufacturing operations; and $3.4 million related to severance costs resulting from the elimination of positions duplicated by the Merger and integration. The personnel-related costs included charges related to the termination of approximately 200 employees primarily resulting from the factors described above. Also included in the total merger/integration charge was a write-off of redundant inventories relating to overlapping product lines and product development efforts totaling approximately $6.5 million which has been reflected in cost of goods sold for the three months ended March 31, 1997. As of March 31, 1997, approximately $12 million of the charge had yet to be utilized.

                               ANTEC CORPORATION

            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CON'T.)
                                  (Unaudited)



NOTE 4. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In February 1997, the FASB issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. The impact of Statement 128 is not expected to be material.

                               ANTEC CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



COMPARISON OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

     Net Sales. Net sales for the first three months of 1997 were $120.0 million as compared to $183.1 million for the first three months of 1996, a decrease of 34.5%. This decrease primarily reflects the ongoing reduction in capital spending by ANTEC's largest customer, Tele-Communications, Inc. ("TCI").

     Gross Profit. Gross profit for the first three months of 1997 was $26.1 million as compared to $45.8 million for the first three months of 1996, reflecting lower sales discussed above and a $6.5 million write-off of redundant inventories relating to overlapping product lines and product development efforts in connection with the Merger. (See Note 3 of the Notes to the Consolidated Financial Statements.) Excluding the inventory charge, gross profit as a percentage of net sales for the first three months of 1997 was 27.1% as compared to 25.0% for the first three months of 1996. The improved gross profit percentage for the three-month period is a result of product mix, notably an increase in ANTEC manufactured product.

     Selling, General and Administrative ("SG&A") Expenses. SG&A expenses for the first three months of 1997 were $27.1 million compared to $32.2 million for the first three months of 1996. This represents a decrease of 15.8% and reflects ongoing expense controls and preliminary savings resulting from the Merger.

     Merger/Integration Costs. In the first quarter of 1997, the Company recorded merger/integration costs aggregating approximately $28 million. The non-recurring charge included investment banking, legal, accounting and contractual change of control payments associated with the Merger; facility and operational consolidation and reorganization costs due to the combining of various manufacturing operations; and severance costs resulting from the elimination of positions duplicated by the Merger and integration. Also included in the total merger/integration charge was a write-off of redundant inventories relating to overlapping product lines and product development efforts totaling approximately $6.5 million which has been reflected in cost of goods sold for the three months ended March 31, 1997. (See Note 3 of the Notes to the Consolidated Financial Statements.)

     Interest Expense and Other, Net. Interest expense and other, net was $1.4 million in the first three months of 1997 as compared to $2.4 million in the first three months of 1996. This decrease primarily relates to decreased debt levels resulting from improved working capital levels and, to a lesser extent, a lower average interest rate under the Company's Credit Facility.

                               ANTEC CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CON'T.)



     Net Income (Loss). Net loss was $16.1 million for the first three months of 1997 as compared to net income of $7.5 million for the first three months of 1996. Included in the net loss for 1997 were approximately $28.0 million of pretax merger/integration costs. (See Note 3 of the Notes to the Consolidated Financial Statements.) The decrease in net income from the same period in 1996 was due to the factors described above.

FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

     In the first quarter of 1997, in connection with the Merger discussed in
Note 2 of the Notes to the Consolidated Financial Statements, the Company recorded merger/integration costs aggregating approximately $28 million. The components of the non-recurring charge included $6.9 million related to the investment banking, legal, accounting and contractual change of control payments associated with the Merger; $11.2 million related to facility and operational consolidation and reorganization due to the combining of various manufacturing operations; and $3.4 million related to severance costs resulting from the elimination of positions duplicated by the Merger and integration.
The personnel-related costs included charges related to the termination of approximately 200 employees primarily resulting from the factors described above. Also included in the total merger/integration charge was a write-off of redundant inventories relating to overlapping product lines and product development efforts totaling approximately $6.5 million which has been reflected in cost of goods sold for the three months ended March 31, 1997. As of March 31, 1997, approximately $12 million of the charge had yet to be utilized.

     As of March 31, 1997, the Company had a balance of $93 million outstanding under its credit facility. At March 31, 1997, the Company had approximately $58 million of available borrowings under its Credit Facility. The average interest rate on these borrowings was 6.4% at March 31, 1997. The commitment fee on unused borrowings is approximately 1/4 of 1%.

     The Company's capital expenditures were $2.9 million and $2.2 million in the three months ended March 31, 1997 and 1996, respectively. The Company has no significant commitments for capital expenditures at March 31, 1997.

     The Company's primary need for capital is to fund working capital requirements, primarily accounts receivable and inventory. The accounts receivable component of working capital tends to fluctuate closely with the overall volume of sales activity. The Company has generally been able to adjust inventory levels according to anticipated business activity. Reflecting sales decreases, the investment in accounts receivable and inventory decreased approximately $23.3 million and $4.6 million for the three months ended March 31, 1997 and 1996, respectively.

                               ANTEC CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CON'T.)



CASH FLOW

     Cash flows provided (used) by operating activities were ($15.5) million and $17.3 million for the three months ended March 31, 1997 and 1996, respectively. 1997 includes the impact of merger/integration costs and a reduction in accounts payable. 1996 reflects the Company's improved working capital position resulting from its continued effort to control inventory.

     Cash flows used by investing activities were $3.7 million and $2.6 million for the three months ended March 31, 1997 and 1996, respectively. Both periods include the impact of planned sales and warehouse improvements.

     Cash flows provided (used) by financing activities were ($7.3) million and $10.0 million for the three months ended March 31, 1997 and 1996, respectively. Both periods reflect their respective trends in operating activities.

PART II.  OTHER INFORMATION


Item 4.   SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

          At the Annual Meeting of Stockholders of ANTEC Corporation held May 6, 1997:

          An election of eight directors was held, and the shares so present were voted as follows for the election of each of the following:


                                            Number of         Number of
                                        Shares Voted For   Shares Withheld
                                        ----------------   ---------------
              Rod F. Dammeyer                28,930,617         482,380
              John M. Egan                   28,934,885         478,112
              James L. Faust                 28,930,220         482,777
              William H. Lambert             28,906,945         506,052
              John R. Petty                  28,929,920         483,077
              Samuel K. Skinner              28,929,960         483,037
              Bruce Van Wagner               28,929,310         483,687
              Mary Agnes Wilderotter         28,931,639         481,358

         The Company's 1997 Stock Incentive Plan was approved:


            Number of          Number of       Number of       Number of
          Shares Voted For  Shares Against  Shares Abstain  Broker "No Vote"
         -----------------  --------------  --------------  ----------------
            13,409,604        8,332,286       100,321          7,570,786


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a) Exhibits

             None

         (b) Reports on Form 8-K

             On February 19, 1997, ANTEC filed a report on Form 8-K relating to Item 2, Acquisition or Disposition of Assets, to describe the consummation of the merger among ANTEC
             Corporation, TSX Corporation and TSX Acquisition Corporation.

                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            ANTEC CORPORATION



Dated:  May 13, 1997                   By:  /s/ Lawrence A. Margolis
                                            ------------------------------------
                                            Lawrence A. Margolis
                                            Executive Vice President
                                            (Principal Financial Officer, duly
                                            authorized to sign on behalf of
                                            the registrant)