Form 10-Q
period 1997-06-30
ANTEC CORP
filed 1997-08-12
CIK 908610

                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549


                                  FORM 10-Q



 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1997

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934



Commission file number 0-22336


                              ANTEC CORPORATION
           (Exact name of registrant as specified in its charter)


Delaware                                                             36-3892082
--------                                                             ----------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)



                              2850 W. Golf Road
                         Rolling Meadows, IL  60008
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


At July 31, 1997, there were 38,753,280 shares of Common Stock, $0.01 par value, of the registrant outstanding.

PART I. FINANCIAL INFORMATION

                              ANTEC CORPORATION

                         CONSOLIDATED BALANCE SHEETS
                               (In thousands)

                                                     June 30,      December 31,
                                                      1997            1996
                                                   ----------      ------------
                                                   (Unaudited)

                                   ASSETS



Current assets:
 Cash and cash equivalents                           $  5,658       $   27,398
 Accounts receivable (net of allowance for
  doubtful accounts of $4,174 in 1997 and
  $3,539 in 1996)                                      91,824          106,602
 Inventories, primarily finished goods                119,479          138,785
 Other current assets                                   3,535            9,706
                                                     --------         --------
  Total current assets                                220,496          282,491

 Property, plant and equipment, net                    37,276           35,947
 Goodwill (net of accumulated amortization
  of $34,739 in 1997 and $31,858 in 1996)             162,147          167,128
 Deferred income taxes, net                            16,183           12,174
 Other assets                                          12,958           13,153
                                                     --------         --------
                                                     $449,060         $510,893
                                                     ========         ========

                    LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
 Accounts payable                                    $ 26,146         $ 54,039
 Accrued compensation, benefits and
  related taxes                                        14,931           19,648
 Other current liabilities                             25,521           24,160
                                                     --------         --------
  Total current liabilities                            66,598           97,847

 Long-term debt                                        86,387          102,658
                                                     --------         --------
  Total liabilities                                   152,985          200,505

Stockholders' equity:
 Preferred stock, par value $1.00 per share,
  5 million shares authorized, none issued and
  outstanding                                             ---              ---
 Common stock, par value $0.01 per share,
  50 million shares authorized; 38.5 million and
  38.4 million shares issued and outstanding in
  1997 and 1996, respectively                             385              384
 Capital in excess of par value                       255,076          254,181
 Retained earnings                                     40,668           55,809
 Cumulative translation adjustments                       (54)              14
                                                     --------         --------
  Total stockholders' equity                          296,075          310,388
                                                     --------         --------
                                                     $449,060         $510,893
                                                     ========         ========



      See accompanying notes to the consolidated financial statements.

                              ANTEC CORPORATION

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)
                      (In thousands, except share data)




                                       Three months ended     Six months ended
                                             June 30,             June 30,
                                       ------------------   -------------------
                                         1997      1996        1997     1996
                                       --------  --------   --------   --------
Net sales                              $124,262  $188,742   $244,296   $371,891
Cost of sales                            90,669   140,673    184,575    278,044

Gross profit                             33,593    48,069     59,721     93,847
                                       --------  --------   --------   --------
Operating expenses:
 Selling, general and
  administrative expenses                27,411    31,856     54,476     64,010
 Amortization of goodwill                 1,228     1,245      2,472      2,489
 Merger/integration costs                     -         -     21,550          -
                                       --------  --------   --------   --------
                                         28,639    33,101     78,498     66,499
                                       --------  --------   --------   --------

Operating income (loss)                   4,954    14,968    (18,777)    27,348

Interest expense and other, net           1,679     1,977      3,041      4,327
                                       --------  --------   --------   --------

Income (loss) before income taxes         3,275    12,991    (21,818)    23,021

Income tax expense (benefit)              2,292     5,451     (6,677)     8,011
                                       --------  --------   --------   --------

Net income (loss)                      $    983  $  7,540   $(15,141)  $ 15,010
                                       ========  ========   ========   ========

Net income (loss) per common and
 common equivalent shares              $    .03  $    .19   $   (.39)  $    .38
                                       ========  ========   ========   ========

Weighted average common and
 common equivalent shares                38,452    39,568     38,436     39,583
                                       ========  ========   ========   ========




       See accompanying notes to the consolidated financial statements.

                              ANTEC CORPORATION

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                (In thousands)



                                                           Six months ended
                                                               June 30,
                                                         --------------------
                                                            1997      1996
                                                         ---------  ---------

   Operating activities:
    Net income (loss)                                    $ (15,141) $  15,010
    Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
      Depreciation and amortization                          7,383      7,120
      Deferred income taxes                                 (4,009)    (2,105)
      Changes in operating assets and liabilities:
         Accounts receivable                                14,578     (7,046)
         Inventories                                        19,306     12,381
         Accounts payable and accrued liabilities          (27,818)    (6,717)
         Other, net                                          6,429        (39)
                                                         ---------  ---------
   Net cash provided by operating activities                   728     18,604

   Investing activities:
    Purchases of property, plant and equipment              (6,240)    (4,267)
    Other                                                     (853)     1,549
                                                         ---------  ---------
   Net cash used by investing activities                    (7,093)    (2,718)
                                                         ---------  ---------

   Net cash provided (used) before financing activities     (6,365)    15,886

   Financing activities:
    Borrowings                                              66,000    117,995
    Reductions in borrowings                               (82,271)  (125,756)
    Proceeds from issuance of common stock                     896        500
                                                         ---------  ---------
   Net cash used by financing activities                   (15,375)    (7,261)
                                                         ---------  ---------
   Net increase (decrease) in cash and cash equivalents    (21,740)     8,625
   Cash and cash equivalents at beginning of period         27,398     14,075
                                                         ---------  ---------
   Cash and cash equivalents at end of period            $   5,658  $  22,700
                                                         =========  =========

   Supplemental cash flow information:
    Interest paid during the period                      $   3,310  $   4,089
                                                         =========  =========
    Income taxes paid during the period                  $     417  $   6,297
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

        Prior to the combination, TSX's fiscal year ended April 30, and ANTEC's fiscal year ended December 31. TSX's historical financial statements for periods prior to the December 31, 1996 had to be adjusted to within 93 days of ANTEC's year-end. Therefore, the statements of operations for the three and six month periods ended June 30, 1996 represents ANTEC's fiscal period ended on that date combined with TSX's three and six month periods ended the last Saturday in April 1996, respectively. All intercompany sales between TSX and ANTEC were eliminated. Operating results for the three and six months ended June 30, 1996 were as follows:

                              ANTEC CORPORATION

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CON'T.)
                                 (Unaudited)

                                  Three Months Ended        Six Months Ended
                                     June 30, 1996             June 30, 1996
                                  ------------------        ----------------
                                                (In thousands)
                                                  (Unaudited)
  Revenue:
   ANTEC                               $162,784                  $325,176
   TSX                                   26,758                    48,315
   Intercompany sales elimination          (800)                   (1,600)
                                       --------                  --------
      Combined                         $188,742                  $371,891
                                       ========                  ========
  Net Income:
   ANTEC                               $  3,006                  $  5,568
   TSX                                    4,534                     9,442
                                       --------                  --------
      Combined                         $  7,540                  $ 15,010
                                       ========                  ========



        As a result of the change in the fiscal year end of TSX, the operating results of TSX for the two months ended December 31, 1996 was reflected as an adjustment to retained earnings of the combined companies as of December 31, 1996. The following summarizes TSX's operating results for the two months ended December 31, 1996 (in thousands) (unaudited):



      Net sales                        $  8,668
      Operating loss                   $ (3,561)
      Net loss                         $ (2,571)



NOTE 3. MERGER/INTEGRATION COSTS

        In the first quarter of 1997, in connection with the Merger discussed in
Note 2, the Company recorded merger/integration costs aggregating approximately $28 million. The components of the non-recurring charge included $6.9 million related to the investment banking, legal, accounting and contractual change of control payments associated with the Merger; $11.2 million related to facility and operational consolidation and reorganization due to the combining of various manufacturing operations; and $3.4 million related to severance costs resulting from the elimination of positions duplicated by the Merger and integration. The personnel-related costs included charges related to the termination of approximately 200 employees primarily resulting from the factors described above. Also included in the total merger/integration charge was a write-off of redundant inventories relating to overlapping product lines and product development efforts totaling approximately $6.5 million which has been reflected in cost of goods sold for the six months ended June 30, 1997. As of June 30, 1997, approximately $9 million of the charge had yet to be utilized.

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

                              ANTEC CORPORATION

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS



COMPARISON OF OPERATIONS FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 1997 AND
1996

     Net Sales. Net sales for the six and three month periods ended June 30, 1997 were $244.3 million and $124.3 million, respectively, compared to $371.9 million and $188.7 million for the same period in 1996. This decrease primarily reflects the ongoing reduction in capital spending by ANTEC's largest customer, Tele-Communications, Inc. ("TCI") and the impact of the substantial completion of a major Australian system build in 1996.

     Gross Profit. Gross profit for the six and three month periods ended June 30, 1997 was $59.7 million and $33.6 million, respectively, compared to $93.8 million and $48.1 million for the same periods in 1996. These decreases reflect lower sales discussed above and, for the six month period ended June 30, 1997, a $6.5 million write-off of redundant inventories relating to overlapping product lines and product development efforts in connection with the Merger. (See Note 3 of the Notes to the Consolidated Financial Statements.) Excluding the inventory charge, gross profit as a percentage of net sales for the six and three month periods ended June 30, 1997 was 27.1% and 27.0%, respectively, compared to 25.2% and 25.5% for the same periods in 1996. The improved gross profit percentages for the six and three month periods ended June 30, 1997 are a result of product mix, notably an increase in ANTEC manufactured product sales.

     Selling, General and Administrative ("SG&A") Expenses. SG&A expenses for the six and three month periods ended June 30, 1997 were $54.5 million and $27.4 million, respectively, compared to $64.0 million and $31.9 million for the same periods in 1996. This represents decreases of 14.9% and 14.0% for the six and three month periods, respectively. These reductions reflect ongoing expense controls and savings resulting from the Merger.

     Merger/Integration Costs. In the first quarter of 1997, the Company recorded merger/integration costs aggregating approximately $28 million. The non-recurring charge included investment banking, legal, accounting and contractual change of control payments associated with the Merger; facility and operational consolidation and reorganization costs due to the combining of various manufacturing operations; and severance costs resulting from the elimination of positions duplicated by the Merger and integration. Also included in the total merger/integration charge was a write-off of redundant inventories relating to overlapping product lines and product development efforts totaling approximately $6.5 million which has been reflected in cost of goods sold for the six months ended June 30, 1997. (See Note 3 of the Notes to the Consolidated Financial Statements.)

     Interest Expense and Other, Net. Interest expense and other, net for the six and three month periods ended June 30, 1997 was $3.0 million and $1.7 million, respectively, compared to $4.3 million and $2.0 million for the same periods in 1996. These decreases primarily relate to decreased debt levels resulting from improved working capital levels and, to a lesser extent, a lower average interest rate under the Company's Credit Facility.

                              ANTEC CORPORATION

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CON'T.)



     Net Income (Loss). Net income (loss) for the six and three month periods ended June 30, 1997 was $(15.1) million and $1.0 million, respectively, compared to $15.0 million and $7.5 million for the same periods in 1996. Included in the net loss for the six month period ended June 30, 1997 were approximately $28.0 million of pretax merger/integration costs. (See Note 3 of the Notes to the Consolidated Financial Statements.) The decreases in net income from the same periods in 1996 are due to the factors described above.

FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

     In the first quarter of 1997, in connection with the Merger discussed in
Note 2 of the Notes to the Consolidated Financial Statements, the Company recorded merger/integration costs aggregating approximately $28 million. The components of the non-recurring charge included $6.9 million related to the investment banking, legal, accounting and contractual change of control payments associated with the Merger; $11.2 million related to facility and operational consolidation and reorganization due to the combining of various manufacturing operations; and $3.4 million related to severance costs resulting from the elimination of positions duplicated by the Merger and integration.
The personnel-related costs included charges related to the termination of approximately 200 employees primarily resulting from the factors described above. Also included in the total merger/integration charge was a write-off of redundant inventories relating to overlapping product lines and product development efforts totaling approximately $6.5 million which has been reflected in cost of goods sold for the six months June 30, 1997. As of June 30, 1997, approximately $9 million of the charge had yet to be utilized.

     As of June 30, 1997, the Company had a balance of $84 million outstanding under its credit facility. At June 30, 1997, the Company had approximately $101 million of available borrowings under its Credit Facility. The average interest rate on these borrowings was 6.5% at June 30, 1997. The commitment fee on unused borrowings is approximately 1/4 of 1%.

     The Company's capital expenditures were $6.2 million and $4.3 million in the six months ended June 30, 1997 and 1996, respectively. The Company has no significant commitments for capital expenditures at June 30, 1997.

     The Company's primary need for capital has been to fund working capital requirements, primarily accounts receivable and inventory. The accounts receivable component of working capital tends to fluctuate closely with the overall volume of sales activity. The Company has generally been able to adjust inventory levels according to anticipated business activity. Reflecting sales decreases, the investment in accounts receivable and inventory decreased approximately $33.9 million and $5.3 million for the six months ended June 30, 1997 and 1996, respectively.

                              ANTEC CORPORATION

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CON'T.)


CASH FLOW

     Cash flows provided by operating activities were $0.7 million and $18.6 million for the six months ended June 30, 1997 and 1996, respectively. 1997 includes the impact of merger/integration costs and a reduction in accounts payable. 1996 reflects the Company's improved working capital position resulting from its continued effort to control inventory.

     Cash flows used by investing activities were $7.1 million and $2.7 million for the six months ended June 30, 1997 and 1996, respectively. Both periods include the impact of planned sales, factory and warehouse improvements.

     Cash flows used by financing activities were $15.4 million and $7.3 million for the six months ended June 30, 1997 and 1996, respectively. Both periods reflect their respective trends in operating and investing activities.

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



                                       ANTEC CORPORATION



Dated:  August 12, 1997                By: /s/Lawrence A. Margolis
                                           ------------------------------
                                           Lawrence A. Margolis
                                           Executive Vice President
                                           (Principal Financial Officer, duly
                                           authorized to sign on behalf of
                                           the registrant)