Form 10-Q
period 1997-09-30
ANTEC CORP
filed 1997-11-10
CIK 908610

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549


                                   FORM 10-Q



X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1997

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


At October 31, 1997, there were 39,290,097 shares of Common Stock, $0.01 par value, of the registrant outstanding.

PART I. FINANCIAL INFORMATION

                               ANTEC CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                   September 30,  December 31,
                                                        1997          1996
                                                   -------------  ------------
                                                      (Unaudited)
                              ASSETS
Current assets:
 Cash and cash equivalents                              $  8,783     $ 27,398
 Accounts receivable (net of allowance for
  doubtful accounts of $4,170 in 1997 and
  $3,539 in 1996)                                         92,047      106,602
 Inventories, primarily finished goods                   117,521      138,785
 Other current assets                                      3,184        9,706
                                                        --------     --------
  Total current assets                                   221,535      282,491

Property, plant and equipment, net                        38,669       35,947
Goodwill (net of accumulated amortization
 of $35,557 in 1997 and $31,858 in 1996)                 160,920      167,128
Deferred income taxes, net                                15,656       12,174
Other assets                                              17,087       13,153
                                                        --------     --------
                                                        $453,867     $510,893
                                                        ========     ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
 Accounts payable                                       $ 25,115     $ 54,039
 Accrued compensation, benefits and related taxes         16,215       19,648
 Other current liabilities                                23,979       24,160
                                                        --------     --------
  Total current liabilities                               65,309       97,847

Long-term debt                                            93,342      102,658
                                                        --------     --------
  Total liabilities                                      158,651      200,505

Stockholders' equity:
 Preferred stock, par value $1.00 per share, 5 million
  shares authorized, none issued and outstanding             ---          ---
 Common stock, par value $0.01 per share,
  50 million shares authorized; 39.0 million and
  38.4 million shares issued and outstanding in
  1997 and 1996, respectively                                390          384
 Capital in excess of par value                          256,172      254,181
 Retained earnings                                        38,669       55,809
 Cumulative translation adjustments                          (15)          14
                                                        --------     --------
  Total stockholders' equity                             295,216      310,388
                                                        --------     --------
                                                        $453,867     $510,893
                                                        ========     ========



        See accompanying notes to the consolidated financial statements.

                               ANTEC CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                       (In thousands, except share data)




                                       Three months ended        Nine months ended
                                          September 30,             September 30,
                                    ------------------------  ------------------------
                                        1997         1996         1997        1996
                                    -----------  -----------  -----------  -----------
Net sales                            $  120,365   $  178,329   $  364,661   $  550,220
Cost of sales                            91,049      130,983      275,624      409,027
                                    -----------  -----------  -----------  -----------
Gross profit                             29,316       47,346       89,037      141,193

Operating expenses:
 Selling, general and
  administrative expenses                28,253       32,254       82,729       96,264
 Amortization of goodwill                 1,227        1,245        3,699        3,734
 Merger/integration costs                     -            -       21,550            -
                                    -----------  -----------  -----------  -----------
                                         29,480       33,499      107,978       99,998
                                    -----------  -----------  -----------  -----------

Operating income (loss)                    (164)      13,847      (18,941)      41,195

Other expense (income):
 Interest expense and other, net          1,505        1,751        4,546        6,078
 Gain on sale of Canadian business            -       (3,835)           -       (3,835)
                                    -----------  -----------  -----------  -----------

Income (loss) before income taxes        (1,669)      15,931      (23,487)      38,952

Income tax expense (benefit)                330        6,337       (6,347)      14,348
                                    -----------  -----------  -----------  -----------

Net income (loss)                    $   (1,999)  $    9,594   $  (17,140)  $   24,604
                                    ===========  ===========  ===========  ===========

Net income (loss) per common and
 common equivalent shares            $     (.05)  $      .24   $     (.44)  $      .62
                                    ===========  ===========  ===========  ===========

Weighted average common and
 common equivalent shares                38,828       39,609       38,570       39,663
                                    ===========  ===========  ===========  ===========




        See accompanying notes to the consolidated financial statements.

                               ANTEC CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)


                                                        Nine months ended
                                                          September 30,
                                                       -------------------
                                                          1997       1996
                                                       ---------  ---------

 Operating activities:
  Net income (loss)                                    $ (17,140) $  24,604
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
    Depreciation and amortization                         10,893     10,697
    Deferred income taxes                                 (3,482)      (216)
    Changes in operating assets and liabilities:
       Accounts receivable                                14,355     (3,197)
       Inventories                                        21,264      9,880
       Accounts payable and accrued liabilities          (29,113)   (12,338)
       Other, net                                          6,729     (3,613)
                                                       ---------  ---------
 Net cash provided by operating activities                 3,506     25,817

 Investing activities:
  Purchases of property, plant and equipment              (9,916)    (7,094)
  Sale of Canadian business                                    -      3,000
  Other                                                   (4,886)     1,523
                                                       ---------  ---------
 Net cash used by investing activities                   (14,802)    (2,571)
                                                       ---------  ---------

 Net cash provided (used) before financing activities    (11,296)    23,246

 Financing activities:
  Borrowings                                              99,500    156,989
  Reductions in borrowings                              (108,816)  (165,259)
  Proceeds from issuance of common stock                   1,997      1,162
                                                       ---------  ---------
 Net cash used by financing activities                    (7,319)    (7,108)
                                                       ---------  ---------
 Net increase (decrease) in cash and cash equivalents    (18,615)    16,138
 Cash and cash equivalents at beginning of period         27,398     14,075
                                                       ---------  ---------
 Cash and cash equivalents at end of period            $   8,783  $  30,213
                                                       =========  =========

 Supplemental cash flow information:
  Interest paid during the period                      $   4,807  $   5,583
                                                       =========  =========
  Income taxes paid during the period                  $     670  $  12,272
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

     Prior to the combination, TSX's fiscal year ended April 30, and ANTEC's fiscal year ended December 31. TSX's historical financial statements for periods prior to the December 31, 1996 had to be adjusted to within 93 days of ANTEC's year-end. Therefore, the statements of operations for the three and nine month periods ended September 30, 1996 represents ANTEC's fiscal period ended on that date combined with TSX's three and nine month periods ended the last Saturday in July 1996, respectively. All intercompany sales between TSX and ANTEC were eliminated. Operating results for the three and nine months ended September 30, 1996 were as follows:

                               ANTEC CORPORATION

            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (con't.)
                                  (Unaudited)



                             Three Months Ended      Nine Months Ended
                             September 30, 1996      September 30, 1996
                             ------------------      ------------------
                                                (In thousands)
                                                 (Unaudited)
Revenue:
 ANTEC                              $  157,956         $  483,132
 TSX                                    21,173             69,488
 Intercompany sales elimination           (800)            (2,400)
                                    ----------         ----------
                 Combined           $  178,329         $  550,220
                                    ==========         ==========

Net Income:
 ANTEC                              $    6,098         $   11,666
 TSX                                     3,496             12,938
                                    ----------         ----------
                 Combined           $    9,594         $   24,604
                                    ==========         ==========



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

NOTE 3. MERGER/INTEGRATION COSTS


     In the first quarter of 1997, in connection with the Merger discussed in
Note 2, the Company recorded merger/integration costs aggregating approximately $28 million. The components of the non-recurring charge included $6.9 million related to the investment banking, legal, accounting and contractual change of control payments associated with the Merger; $11.2 million related to facility and operational consolidation and reorganization due to the combining of various manufacturing operations; and $3.4 million related to severance costs resulting from the elimination of positions duplicated by the Merger and integration. The personnel-related costs included charges related to the termination of approximately 200 employees primarily resulting from the factors described above. Also included in the total merger/integration charge was a write-off of redundant inventories relating to overlapping product lines and product development efforts totaling approximately $6.5 million which has been reflected in cost of goods sold for the nine months ended September 30, 1997. As of September 30, 1997, approximately $7.5 million of the charge had yet to be utilized.

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

NOTE 5. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

                               ANTEC CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



COMPARISON OF OPERATIONS FOR THE NINE AND THREE MONTHS ENDED JUNE 30, 1997 AND 1996

     Net Sales. Net sales for the nine and three month periods ended September 30, 1997 were $364.7 million and $120.4 million, respectively, compared to $550.2 million and $178.3 million for the same period in 1996. These decreases include the ongoing reduction in capital spending by ANTEC's largest customer, Tele-Communications, Inc. ("TCI"), the impact of the substantial completion of a major Australian system build in 1996 and the third quarter 1996 sale of the Company's Canadian distribution business.

     Gross Profit. Gross profit for the nine and three month periods ended September 30, 1997 was $89.0 million and $29.3 million, respectively, compared to $141.2 million and $47.3 million for the same periods in 1996. These decreases reflect lower sales discussed above and, for the nine month period ended September 30, 1997, a $6.5 million write-off of redundant inventories relating to overlapping product lines and product development efforts in connection with the Merger. (See Note 3 of the Notes to the Consolidated Financial Statements.) Excluding the inventory charge, gross profit as a percentage of net sales for the nine and three month periods ended September 30, 1997 was 26.2% and 24.4%, respectively, compared to 25.7% and 26.5% for the same periods in 1996. The reduction in gross profit percentage for the three months ended September 30, 1997 reflects the impact of the Company's decision to maintain and increase production capacity to meet anticipated product demand in 1998.

     Selling, General and Administrative ("SG&A") Expenses. SG&A expenses for the nine and three month periods ended September 30, 1997 were $82.7 million and $28.3 million, respectively, compared to $96.3 million and $32.3 million for the same periods in 1996. This represents decreases of 14.1% and 12.4% for the nine and three month periods, respectively. These reductions reflect ongoing expense controls and savings resulting from the Merger.

     Merger/Integration Costs. In the first quarter of 1997, the Company recorded merger/integration costs aggregating approximately $28 million. The non-recurring charge included investment banking, legal, accounting and contractual change of control payments associated with the Merger; facility and operational consolidation and reorganization costs due to the combining of various manufacturing operations; and severance costs resulting from the elimination of positions duplicated by the Merger and integration. Also included in the total merger/integration charge was a write-off of redundant inventories relating to overlapping product lines and product development efforts totaling approximately $6.5 million which has been reflected in cost of goods sold for the nine months ended September 30, 1997. (See Note 3 of the Notes to the Consolidated Financial Statements.)

                               ANTEC CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (con't.)



     Interest Expense and Other, Net. Interest expense and other, net for the nine and three month periods ended September 30, 1997 was $4.5 million and $1.5 million, respectively, compared to $6.1 million and $1.8 million for the same periods in 1996. These decreases relate to decreased debt levels resulting from improved working capital levels.

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

     Net Income (Loss). Net income (loss) for the nine and three month periods ended September 30, 1997 was $(17.1) million and $(2.0) million, respectively, compared to $24.6 million and $9.6 million for the same periods in 1996. Included in the net loss for the nine month period ended September 30, 1997 were approximately $28.0 million of pretax merger/integration costs. (See Note 3 of the Notes to the Consolidated Financial Statements.) The decreases in net income from the same periods in 1996 are due to the factors described above.

FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

     In the first quarter of 1997, in connection with the Merger discussed in
Note 2 of the Notes to the Consolidated Financial Statements, the Company recorded merger/integration costs aggregating approximately $28 million. The components of the non-recurring charge included $6.9 million related to the investment banking, legal, accounting and contractual change of control payments associated with the Merger; $11.2 million related to facility and operational consolidation and reorganization due to the combining of various manufacturing operations; and $3.4 million related to severance costs resulting from the elimination of positions duplicated by the Merger and integration.
The personnel-related costs included charges related to the termination of approximately 200 employees primarily resulting from the factors described above. Also included in the total merger/integration charge was a write-off of redundant inventories relating to overlapping product lines and product development efforts totaling approximately $6.5 million which has been reflected in cost of goods sold for the nine months September 30, 1997. As of September 30, 1997, approximately $7.5 million of the charge had yet to be utilized.

     As of September 30, 1997, the Company had a balance of $91 million outstanding under its credit facility. At September 30, 1997, the Company had approximately $26 million of available borrowings under its Credit Facility. The average interest rate on these borrowings was 6.5% at September 30, 1997. The commitment fee on unused borrowings is approximately 1/4 of 1%.

                               ANTEC CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (con't.)



     The Company's capital expenditures were $9.9 million and $7.1 million in the nine months ended September 30, 1997 and 1996, respectively. The Company has no significant commitments for capital expenditures at September 30, 1997.

     The Company's primary need for capital has been to fund working capital requirements, primarily accounts receivable and inventory. The accounts receivable component of working capital tends to fluctuate closely with the overall volume of sales activity. The Company has generally been able to adjust inventory levels according to anticipated business activity. Reflecting sales decreases, the investment in accounts receivable and inventory decreased approximately $35.6 million and $6.7 million for the nine months ended September 30, 1997 and 1996, respectively.

CASH FLOW

     Cash flows provided by operating activities were $3.5 million and $25.8 million for the nine months ended September 30, 1997 and 1996, respectively. 1997 includes the impact of merger/integration costs and a reduction in accounts payable. 1996 reflects the Company's improved working capital position resulting from its continued effort to control inventory levels.

     Cash flows used by investing activities were $14.8 million and $2.6 million for the nine months ended September 30, 1997 and 1996, respectively. Both periods include the impact of planned sales, factory and warehouse improvements. 1996 also includes $3.0 million in cash received from the sale of the Canadian distribution business.

     Cash flows used by financing activities were $7.3 million and $7.1 million for the nine months ended September 30, 1997 and 1996, respectively. Both periods reflect their respective trends in operating and investing activities.

PART II.  OTHER INFORMATION


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K


          (a) Exhibits

              10.10(d) Amendment No. 4 to the Amended and Restated Revolving
                       Credit Agreement

          (b) Reports on Form 8-K

              None

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                              ANTEC CORPORATION



Dated: November 10, 1997                  By:  /s/ Lawrence A. Margolis
                                              ----------------------------------
                                              Lawrence A. Margolis
                                              Executive Vice President
                                              (Principal Financial Officer, duly
                                              authorized to sign on behalf of
                                              the registrant)