Form 10-K405
period 1997-12-31
ANTEC CORP
filed 1998-03-26
CIK 908610

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934.....................FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 0-22336

                               ANTEC CORPORATION
             (Exact name of Registrant as specified in its charter)

                DELAWARE                                     36-3892082
     (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                       Identification No.)

                           5720 PEACHTREE PARKWAY, NW
                               NORCROSS, GA 30092
                                 (770) 441-0007
         (Address, including zip code, and telephone number, including area code, of Registrant's principal executive offices)

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

                            Yes [X]          No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the shares of Registrant's common stock, $0.01 par value, held by nonaffiliates of Registrant was approximately $493,182,560 as of March 13, 1998.

     At March 13, 1998, 39,329,289 shares of Registrant's common stock, $0.01 par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the Registrant's Proxy Statement for the 1998 Annual Meeting of Stockholders of ANTEC Corporation are incorporated by reference into
Part III. This document consists of   pages. Exhibit List is on page   .
================================================================================

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I.
Item 1.       Business....................................................    3
Item 2.       Properties..................................................    9
Item 3.       Legal Proceedings...........................................    9
Item 4.       Submission of Matters to a Vote of Security Holders.........   10

PART II.
Item 5.       Market for the Registrant's Common Stock and Related
                Stockholder Matters.......................................   12
Item 6.       Selected Consolidated Historical and Pro Forma Financial
                Data......................................................   13
Item 7.       Management's Discussion and Analysis of Financial Condition
                and Results of Operations.................................   14
Item 8.       Consolidated Financial Statements and Supplementary Data....   21
Item 9.       Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure..................................   21
PART III.
Item 10.      Directors and Executive Officers of the Registrant..........   40
Item 11.      Executive Compensation......................................   40
Item 12.      Security Ownership of Certain Beneficial Owners and
                Management................................................   40
Item 13.      Certain Relationships and Related Transactions..............   40
PART IV.
Item 14.      Exhibits, Financial Statement Schedules and Reports on Form
                8-K.......................................................   41


                                     PART I

ITEM 1. BUSINESS

GENERAL

     ANTEC Corporation ("ANTEC", or herein together with its consolidated subsidiaries, called the "Company") is an international communications technology company primarily serving hybrid fiber/coax ("HFC") broadband networks. The Company was incorporated in Delaware in May 1993 as a wholly-owned subsidiary of Anixter Inc. ("Anixter"), which is a subsidiary of Anixter International Inc. ("Anixter International").

     The ANTEC business was originally formed as a division of Anixter in 1969 through the acquisition of a company involved in the cable industry. Commencing in 1991, ANTEC established independent management, sales, marketing and data processing functions and, in 1993, the establishment of ANTEC as a separate and independent corporation was completed.

     In September 1993, the Company completed an initial public offering (the "Offering") with the sale of 5,400,000 shares of ANTEC common stock by the Company and 3,972,500 shares of ANTEC common stock by Anixter International at an offering price of $18 per share. ANTEC's net proceeds of the Offering were used to reduce its outstanding indebtedness under its Credit Facility by approximately $59.6 million and to redeem all of the ANTEC preferred stock held by Anixter International for approximately $30 million. In May 1994, Anixter International sold 4,000,000 additional shares of its ANTEC common stock. As of December 31, 1997, Anixter International was the beneficial owner of approximately 18% of the outstanding ANTEC common stock.

     ANTEC strives to develop new or improved products and technology applications, both through its own engineering resources and by forging strategic alliances with other companies. The Company's role in the development of new products is to identify new product needs in the broadband communications industry and, through its own engineering resources and its work with strategic allies, to develop and bring new or improved products to market. ANTEC and its strategic partners develop products and integrated systems that enhance, enable or are part of the emerging interactive, broadband fiber optic, video, voice and data delivery networks in an open network architecture.

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

     ANTEC has concentrated primarily on serving the cable television industry and, as a result, has been able to identify and respond to the needs of cable operators making the technological shift to an open network architecture. ANTEC has developed strong relationships with its customers, having served major cable operators such as Tele-Communications, Inc. ("TCI"), Time Warner Cable, Media One, Inc., Comcast Corporation and Cox Communications, Inc. for many years. ANTEC intends to continue: (i) developing innovative products and integrating technologies through strategic alliances with other companies and through internal research and development, (ii) maintaining its strong relationships with its existing customers, and (iii) expanding its customer base to further include both domestic and foreign communications companies. ANTEC intends to achieve these objectives through internal growth and, as favorable opportunities arise, through additional strategic acquisitions.

     During 1994, ANTEC made several strategic acquisitions. In March 1994, ANTEC acquired Electronic System Products, Inc. ("ESP"), an Atlanta-based engineering consulting firm with core capabilities in digital design, radio frequency ("RF") design and application specific integrated circuit development for the broadband communications industry. ESP has continued to provide engineering consulting services to third parties and to support the Company's product development efforts. In August 1994, ANTEC acquired Power Guard, Inc. ("Power Guard"), a leading manufacturer of power supplies and high security enclosures for broadband communications networks. Power Guard's products include uninterruptible, standby and non-standby power supplies and new products being developed to meet the emerging broadband communications network powering needs. In November 1994, ANTEC acquired all of the outstanding stock of Keptel, Inc. ("Keptel"), a designer, manufacturer and marketer of outside plant telecommunications and transmission equipment for both residential and commercial use, primarily by telephone companies. This acquisition provided ANTEC with new product design, development and manufacturing capabilities and expanded the Company's product lines to include a complete family of commercial and residential network interface devices ("NIDs") and splice enclosures for the telephone and cable television markets. Also in 1994, the Company entered into a joint venture, Comunicaciones Broadband, with Scientific-Atlanta, Inc. ("Scientific-Atlanta") to provide a wide range of broadband network communications products and services in Latin America. Late in 1994, the Company purchased Scientific-Atlanta's ownership interest in the joint venture.

     During the fourth quarter of 1995, the Company and Northern Telecom, Inc. ("Nortel") formed a joint venture company, called Arris Interactive, L.L.C. ("Arris"), of which the Company owns 25%. Arris focuses on development, manufacture and sale of products (marketed under the Cornerstone brand name) that enable the provision of broad range telephone services over the hybrid fiber/coax architectures typically in use domestically and internationally for video distribution. The Company serves as the distribution channel to the domestic cable market for these products.

     In February 1997 the Company acquired TSX Corporation ("TSX") by a merger of a wholly-owned subsidiary of the Company and TSX. TSX shareholders received one share of ANTEC common stock for each share of TSX common stock they owned. The transaction was tax-free for TSX shareholders and was accounted for as a pooling of interests. At December 31, 1997, TCI, as a result of its prior ownership of TSX common stock, was the beneficial owner of approximately 18% of the outstanding ANTEC common stock. TCI's beneficial ownership includes options to acquire an additional 854,341 shares. The acquisition brought the Company electronic manufacturing capability and enabled the expansion of the Company's product lines to include amplifiers and line extenders and to enhance its laser transmitters and receiver and optical node product lines.

     In January 1998, ANTEC announced a consolidation plan being implemented concurrently with the creation of the new President & Chief Operating Officer organization in Atlanta. ANTEC will consolidate all of its Rolling Meadows, Illinois corporate and administrative functions into either the Atlanta Technology Center or the Englewood, Colorado TeleWire Supply division headquarters during 1998 and 1999. It is also anticipated as part of this consolidation that the two principal facilities located in Atlanta will be consolidated and that certain international operating and administrative functions located in Miami and Chicago will also be consolidated into Atlanta. In connection with these consolidation changes, ANTEC will take a charge of approximately $10 to $12 million in the first quarter of 1998 reflecting the severance, move and real estate costs associated with these consolidations.

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

     A major trend in the cable industry has been the continuing expansion of channel capacity in response to the cable operators' desire to provide subscribers with more programming selections, including pay-per-view and additional premium programming services. In addition, the U.S. cable industry has responded to rapid developments in fiber optic technology, digital compression (which allows several channels to be transmitted within the same bandwidth that a single analog channel currently requires), computer electronics and mass storage technology by upgrading the technological capabilities of their systems to market and supply a wide array of communication services. Such upgrades enable not only additional enhanced channel capacity for premium services, but also video-on-demand (a video entertainment and education library available in the home on a real time, essentially unscheduled basis), informational and transactional services, internet access services, interactive entertainment and education services, competitive access services (the by-pass of the local telephone company to access long-distance telephone carriers) and switched voice, data and other two-way telephone communications services.

     The Company's performance is largely dependent on capital spending for constructing, rebuilding, maintaining or upgrading of domestic cable systems. Approximately 60% of the Company's sales for 1997 came from sales to the domestic cable industry. Capital spending in the cable industry has been cyclical. The amount of capital spending and, therefore, the Company's sales and profits, are affected by a variety of factors, including general economic conditions, availability and cost of capital, other demands and opportunities for capital (such as acquisitions), regulation, demand for cable services, competition and technology, and real or perceived trends or uncertainties in these factors. For example, rate reductions for cable service imposed by the FCC in 1994 caused scheduled capital spending to be delayed. Also during 1995, delays in the passage of the telecommunications bill and increased merger and acquisition activity in the cable industry depressed capital spending.

     In the first quarter of 1996, the telecommunications bill ("Bill") was approved by Congress and signed by the President. Overall, the Bill allows long-distance carriers, local phone companies and cable companies to provide similar services across their networks. The Bill gives the FCC broad powers over this process and the technology which will be used. The Bill also greatly eases restrictions on ownership of radio and television stations, permits the regional telephone companies to engage in manufacturing and research and development, and is intended to facilitate the increased availability of wireless technologies. The impact of the Bill on the Company and the industry it serves is not known as the FCC, state and the courts regulators must decide how the Bill will be implemented, and the companies must decide what services they will provide in the future.

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

     In 1997, operators of cable systems continued or intensified efforts to consolidate or simplify their systems. The resulting uncertainty caused delays in expenditures for improvements in these systems.

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

     ANTEC is a leading supplier of fiber optic products to the cable industry. Traditionally, cable systems were designed using coaxial cable and a series of amplifiers throughout the distribution network. Today, almost every substantial upgrade or rebuild replaces elements of the traditional system with fiber optic technology. The use of a fiber optic system enables the operator to send its signals greater distances and with less signal degradation than the traditional coaxial system. In addition, fiber optic cable's capacity to transmit a wider bandwidth greater distances than coaxial cable allows for the transmission of more channels to the subscriber's home. The use of fiber optic technology reduces the need for overall maintenance costs associated with active electronic components. ANTEC supplies the key product components of a fiber optic rebuild or upgrade: fiber optic cable, laser transmitters, laser receivers, optical nodes and distribution amplifiers. In a fiber optic network, optical signals are transmitted throughout the distribution system along a fiber optic cable from the headend to the node, where the signal is received and transferred via coaxial cable to the home. Nodes provide the interface between the fiber optic network and the coaxial distribution system. Distribution amplifiers strengthen the signal either on its way to the node or from the node. Laser transmitters convert incoming electronic video signals at the headend to an optical signal which can be transmitted over the fiber optic cable. The laser receiver is able to detect the light coming out of the cable and convert it back into electronic signals for further transport to the home via coaxial cable.

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

     Signals travel from the distribution system to the home via the drop which consists primarily of coaxial cable, taps, line passives and splitters. These products, of which ANTEC is a leading supplier under its Regal brand name, primarily serve to split incoming signals for transmission to multiple homes and televisions within a home. ANTEC's Regal taps, line passives and splitters are capable of passing 600 megahertz ("Mhz") and one gigahertz ("Ghz") of signal bandwidth and ANTEC is a leading supplier of such products. In addition, a new line of Regal taps permits the passage of "power" down the distribution system, which is essential to the providing of telephony services. Through its acquisition of Keptel, ANTEC manufactures NIDs which serve as the demarcation point where the signal from the service provider meets the wiring of the subscribers' premise. ANTEC has taken additional steps to meet its customers' needs by developing and marketing the Integrated Drop System(SM).

     A large portion of the products supplied by the Company are manufactured for it by domestic and foreign manufacturers. Approximately 33% of the Company's purchases in 1997 were from its ten largest suppliers. The loss of a significant manufacturing source could adversely affect ANTEC's business, although management believes that any such loss is unlikely to have a lasting impact on its business, since such products are generally available from alternate sources.

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

     The Company also provides materials management services for several large cable companies, including TCI. These services include providing procurement, storage, shipping, tracking and reporting of product deployment, some of which are on a "just-in-time" basis. The principle portion of the materials management services program provided by the Company is scheduled to end in May 1998. 1997 net sales included approximately $8.9 million of fees related to these materials management services programs.

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

INTERNATIONAL OPPORTUNITIES

     Although more than 76% of ANTEC's 1997 sales are sales to U.S. domestic customers, ANTEC believes substantial international opportunities exist. ANTEC has sales offices in Mexico, Argentina, Brazil, the United Kingdom, Italy, Spain, Hong Kong, China and Singapore.

SEASONALITY

     Although the Company's business is not highly seasonal, the Company's sales in the second and third quarters have generally been the strongest as cold weather and the holiday season negatively impact construction and purchasing patterns in the fourth quarter and, to a lesser extent, the first quarter of the year.

SIGNIFICANT CUSTOMERS

     The cable industry is highly concentrated with the majority of U.S. domestic subscribers being served by approximately twenty-five major domestic multi-system operators ("MSOs"). In 1997, over 41% of the Company's revenues were obtained from sales to the twenty-five largest MSOs. Traditionally, a significant portion of the Company's revenue is derived from sales to TCI aggregating $46.6 million, $153.7 million and $157.1 million for the years ended December 31, 1997, 1996 and 1995, respectively. The October 1996 decision by TCI to cease accepting shipments of traditional products the Company sells for an indefinite period had a material adverse effect on the Company's financial performance in 1997.

TURNKEY CONSTRUCTION CONTRACTS

     In response to TCI's request for turnkey services, the Company has formed a joint venture to provide turnkey construction for TCI. The Company's joint venture partner is a consortium of two firms with experience in construction and project management. To date this joint venture has been awarded the TCI San Francisco, Seattle and Salt Lake City area system upgrades. The specific work to be performed and the type and supplier of the equipment to be used will be specified by TCI and governed by discrete project documentation to be agreed upon by TCI and the joint venture for each segment or phase as the work progresses. To the extent that the Company's products are used in these projects, a substantial portion of these products will, at the beginning, come from TCI's existing inventories. The actual performance of these turnkey services has been subcontracted by the joint venture to the Company's partner, which is a limited liability company with limited resources.

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

EMPLOYEES

     As of December 31, 1997, the Company had approximately 2,500 full-time employees of which approximately 40 were members of a union. The Company believes that its relationship with its employees is excellent. The future success of the Company depends in part on its ability to attract and retain key executive, marketing and sales personnel. Competition for qualified personnel in the cable industry is intense, and the loss of certain key personnel could have a material adverse effect on the Company. The Company has entered into employment contracts with its key executive officers. The Company also has a stock option program which is intended to provide substantial incentives for its key employees to remain with the Company.

ITEM 2. PROPERTIES

     The Company conducts its operations from 25 different locations, two of which are owned and the remainder of which are leased. These facilities consist of sales and administrative offices, warehouses and manufacturing facilities totaling approximately 1,200,000 square feet. The Company's long-term leases expire at various dates through 2005. The principal properties are located in Ontario, California; Tinton Falls, New Jersey; Atlanta, Georgia; Denver, Colorado; El Paso, Texas; Raleigh, North Carolina; Rock Falls, Illinois; Juarez, Mexico and Chesham, England.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not currently engaged in any litigation that would have a material adverse effect on its financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 1997, no matters were submitted to a vote of the security holders.

                       EXECUTIVE OFFICERS OF THE COMPANY

                 NAME                    AGE                         POSITION
                 ----                    ---                         --------
John M. Egan...........................  50    Chairman, Chief Executive Officer and Director
Robert J. Stanzione....................  50    President, Chief Operating Officer and Director
Lawrence A. Margolis...................  50    Executive Vice President and Chief Financial Officer
Gordon E. Halverson....................  55    Executive Vice President and Chief Executive Officer,
                                               Telewire Supply
James L. Faust.........................  56    Executive Vice President, International and Director
Daniel J. Distel.......................  51    Vice President and Controller
James A. Bauer.........................  56    Senior Vice President, Communications and
                                               Administration
James E. Knox..........................  60    General Counsel and Assistant Secretary
Randall L. Talcott.....................  37    Treasurer

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

     Robert J. Stanzione has been President, Chief Operating Officer and Director since January 1998. From October 1995 to December 1997, he was President and Chief Executive Officer of Arris Interactive, a joint venture company of ANTEC and Nortel. From 1969 to 1995, he held various positions with AT&T Corporation.

     Lawrence A. Margolis has been Executive Vice President, Chief Financial Officer and Secretary of ANTEC since 1992 and was Vice President, General Counsel and Secretary of Anixter from 1986-1992 and General Counsel and Secretary of Anixter from 1984-1986. Prior to 1984, he was a partner at the law firm of Schiff Hardin & Waite.

     Gordon E. Halverson has been Executive Vice President and Chief Executive Officer, Telewire Supply since April 1997. From 1990 to April 1997, he was Executive Vice President, Sales of ANTEC. During the period 1969-1990, he held various executive positions with predecessors of ANTEC. He received the NCTA's 1993 Vanguard Award for Associates. Mr. Halverson is a member of the NCTA, Society of Cable Television Engineers, Illinois Cable Association, Cable Television Administration and Marketing Society.

     James L. Faust was Executive Vice President, International from 1995 to February 1998. During the period 1989-1994, he held various executive positions with General Instrument Corporation.

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

     Randall L. Talcott has been Treasurer since May 1996. He has been acting treasurer of ANTEC from 1994 to May 1996. From 1990 to 1994, he held various positions with Anixter International, Inc.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     ANTEC Corporation's common stock trades on the NASDAQ National Market System. The following table sets forth the high and low sales prices for the Company's common stock on the NASDAQ.

                                                              HIGH    LOW
                                                              ----    ---
1996
First Quarter...............................................  $ 19 5/8 $ 14 1/2
Second Quarter..............................................    18 1/4   13 1/2
Third Quarter...............................................    16 3/8   13 1/2
Fourth Quarter..............................................    17 5/8    8 1/2

1997
First Quarter...............................................  $ 11 5/8 $  7 1/2
Second Quarter..............................................    14 5/16   7 3/8
Third Quarter...............................................    15 3/8   10 3/4
Fourth Quarter..............................................    16 5/8   12

1998
First Quarter (through March 13, 1998)......................    16 1/2   10 3/8

     The Company has not paid dividends on its Common Stock since its inception. The Credit Facility, the Company's primary loan agreement at December 31, 1997, contains covenants which limit the Company's ability to pay dividends. The Company does not anticipate paying any cash dividends in the foreseeable future, and in 1997, such covenants precluded the Company from declaring any dividends on its Common Stock.

     As of March 13, 1998, there were approximately 482 holders of record of ANTEC common stock.

ITEM 6. SELECTED CONSOLIDATED HISTORICAL AND PRO FORMA FINANCIAL DATA

     The selected consolidated financial data for each of the three years in the period ended December 31, 1997 set forth below are derived from the accompanying audited consolidated financial statements of the Company and should be read in conjunction with such statements and related notes thereto. The selected consolidated financial data for 1994 and 1993 is derived from the Company's unaudited financial statements. On February 6, 1997, shareholders of ANTEC Corporation and TSX Corporation ("TSX") approved the Plan of Merger ("Merger") dated as of October 28, 1996 among ANTEC Corporation, TSX Corporation and TSX Acquisition Corporation, and the Merger resulting in TSX becoming a wholly-owned subsidiary of ANTEC became effective on the date. Prior to the combination, TSX's fiscal year ended April 30, and ANTEC's fiscal year ended December 31. TSX's historical financial statements for the periods prior to December 31, 1996 had to be adjusted to within 93 days of ANTEC's year-end. Therefore, the statement of operations for the twelve months ended December 31, 1996, 1995, 1994 and 1993 represent ANTEC's fiscal period ended on those dates combined with TSX's twelve months ended the last Saturday in October 1996, 1995, 1994 and 1993, respectively. All intercompany sales between TSX and ANTEC were eliminated. The pro forma and historical consolidated financial information is not necessarily indicative of the results of future operations and should be read in conjunction with the historical consolidated financial statements of the Company and the related notes thereto included elsewhere in this Report.

                                              1997       1996       1995       1994       1993
                                              ----       ----       ----       ----       ----
                                                     (IN THOUSANDS, EXCEPT SHARE DATA)
CONSOLIDATED OPERATING DATA:
  Net sales...............................  $480,078   $690,877   $738,235   $601,903   $459,828
  Cost of sales(1)(2).....................   365,860    511,646    546,591    462,963    366,678
                                            --------   --------   --------   --------   --------
  Gross profit............................   114,218    179,231    191,644    138,940     93,150
  Selling, general and administrative
     expenses.............................   110,803    125,997    135,046     90,013     67,990
  Amortization of goodwill................     4,927      4,981      4,817      3,160      2,772
  Non-recurring items(1)(2)(3)............    21,550      2,109     21,681         --         --
                                            --------   --------   --------   --------   --------
  Operating income (loss).................   (23,062)    46,144     30,100     45,767     22,388
  Interest expense and other, net.........     5,916      7,536     10,801      5,529      5,020
  Gain on sale of Canadian business(4)....        --     (3,835)        --         --         --
                                            --------   --------   --------   --------   --------
  Income (loss) before income tax
     expense..............................   (28,978)    42,443     19,299     40,238     17,368
  Income tax expense (benefit)............    (7,534)    16,083     10,497     17,526      9,098
                                            --------   --------   --------   --------   --------
  Income (loss) from continuing
     operations...........................   (21,444)    26,360      8,802     22,712      8,270
  Discontinued operations, net of tax.....        --         --         --       (109)       621
                                            --------   --------   --------   --------   --------
  Income (loss) from before extraordinary
     gain, net of tax.....................   (21,444)    26,360      8,802     22,603      8,891
  Extraordinary gain, net of tax..........        --         --         --        527         --
                                            --------   --------   --------   --------   --------
  Net income (loss).......................  $(21,444)  $ 26,360   $  8,802   $ 23,130   $  8,891
                                            ========   ========   ========   ========   ========
CONSOLIDATED BALANCE SHEET DATA:
  Working capital.........................  $133,302   $185,288   $165,202   $164,752   $ 81,053
  Total assets............................   443,883    510,249    509,821    472,167    270,472
  Long-term debt..........................    72,339    102,658    117,920    125,197     33,600
  Stockholders' equity....................   295,785    310,388    282,010    250,661    160,158
INCOME (LOSS) FROM CONTINUING OPERATIONS
  PER COMMON SHARE:
  Basic...................................     $(.55)      $.69       $.24       $.74
                                            ========   ========   ========   ========
  Diluted.................................     $(.55)      $.67       $.23       $.67
                                            ========   ========   ========   ========
NET INCOME (LOSS) PER COMMON SHARE:
  Basic...................................     $(.55)      $.69       $.24       $.75
                                            ========   ========   ========   ========
  Diluted.................................     $(.55)      $.67       $.23       $.69
                                            ========   ========   ========   ========

PRO FORMA INFORMATION(5):
  Income from continuing operations.......                                              $  9,765
                                                                                        ========
  Net income..............................                                              $ 10,386
                                                                                        ========
  Income from continuing operations per
     common share:
     Basic................................                                              $    .37
                                                                                        ========
     Diluted..............................                                              $    .34
                                                                                        ========
  Net income per common share:............
     Basic................................                                              $    .39
                                                                                        ========
     Diluted..............................                                              $    .36
                                                                                        ========

-------------------------
(1) In the first quarter of 1997, in connection with the Merger, the Company recorded merger/integration costs aggregating approximately $28.0 million. Included in the merger/integration charge was a write-off of redundant inventories relating to overlapping product lines and product development efforts totaling approximately $6.5 million which has been reflected in cost of sales. See Note 4 of the Notes to the Consolidated Financial Statements.

(2) In the fourth quarter of 1996, the Company recorded a one-time charge to affect the downsizing of the Company's advertising insertion business. Included in the charge was a write-down of inventories related to the advertising insertion business of approximately $1.5 million which has been reflected in cost of sales. See Note 4 of the Notes to the Consolidated Financial Statements.

(3) In the third quarter of 1995, the non-recurring charge resulted from the Company's decision to reorganize, streamline and consolidate its existing businesses in order to reduce costs of operations and to refocus its product and market development activities. See Note 4 of the Notes to the Consolidated Financial Statements.

(4) In the third quarter of 1996, the Company sold its Canadian distribution business to Cabletel Communications Corporation ("Cabletel"). See Note 5 of the Notes to the Consolidated Financial Statements.

(5) Pro forma net income and net income per share has been determined assuming the Offering had occurred on December 31, 1991, and the proceeds of the Offering were used to reduce long-term debt by approximately $59.6 million and redeem all of the ANTEC preferred stock for approximately $30 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following should be read in conjunction with the Company's consolidated financial statements and the related notes thereto and the description of the Company's business included elsewhere in this Report.

INDUSTRY CONDITIONS

     The Company's performance is largely dependent on capital spending for constructing, rebuilding, maintaining or upgrading of domestic cable systems. Approximately 60% of the Company's sales for 1997 came from sales to the domestic cable industry. Capital spending in the cable industry has been cyclical. The amount of capital spending and, therefore, the Company's sales and profits, are affected by a variety of factors, including general economic conditions, availability and cost of capital, other demands and opportunities for capital (such as acquisitions), regulation, demand for cable services, competition and technology, and real or perceived trends or uncertainties in these factors. For example, rate reductions for cable service imposed by the FCC in 1994 caused scheduled capital spending to be delayed. Also during 1995, delays in the passage of the telecommunications bill and increased merger and acquisition activity in the cable industry depressed capital spending.

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

     In 1997, operators of cable systems continued or intensified efforts to consolidate or simplify their systems. The resulting uncertainty caused delays in expenditures for improvements in these systems.

SIGNIFICANT CUSTOMERS

     The cable industry is highly concentrated with the majority of U.S. domestic subscribers being served by approximately twenty-five major domestic multi-system operators ("MSOs"). In 1997, over 41% of the Company's revenues were obtained from sales to the twenty-five largest MSOs. Traditionally, a significant portion of the Company's revenue is derived from sales to TCI aggregating $46.6 million, $153.7 million and $157.1 million for the years ended December 31, 1997, 1996 and 1995, respectively. The October 1996 decision by TCI to cease accepting shipments of traditional products the Company sells for an indefinite period had a material adverse effect on the Company's financial performance in 1997.

TURNKEY CONSTRUCTION CONTRACTS

     In response to TCI's request for turnkey services, the Company has formed a joint venture to provide turnkey construction for TCI. The Company's joint venture partner is a consortium of two firms with experience in construction and project management. To date this joint venture has been awarded the TCI San Francisco, Seattle and Salt Lake City area system upgrades. The specific work to be performed and the type and supplier of the equipment to be used will be specified by TCI and governed by discrete project documentation to be agreed upon by TCI and the joint venture for each segment or phase as the work progresses. To the extent that the Company's products are used in these projects, a substantial portion of these products will at the beginning come from TCI's existing inventories. The actual performance of these turnkey services has been subcontracted by the joint venture to the Company's partner, which is a limited liability company with limited resources.

MERGER

     On February 6, 1997, shareholders of ANTEC Corporation and TSX Corporation approved the Plan of Merger ("Merger") dated as of October 28, 1996, among ANTEC Corporation, TSX Corporation and TSX Acquisition Corporation, and the merger became effective on that date. Under the terms of the transaction, TSX shareholders received one share of ANTEC common stock for each share of TSX common stock that they owned, while ANTEC shareholders continued to own their existing shares. The transaction was tax-free for TSX shareholders and was accounted for as a pooling of interests. As a result of the merger, Anixter International Inc. ("Anixter International") and TCI are currently the beneficial owners of approximately

18%, each, of the outstanding ANTEC common stock. TCI's beneficial ownership includes options to acquire an additional 854,341 shares.

     The Merger provided ANTEC with a state-of-the-art manufacturing facility in Juarez, Mexico. This facility will also be utilized to manufacture products which the Company has purchased from others or has others manufacture for it. With the addition of TSX's primary products of optical nodes and distribution amplifiers, ANTEC completed its hybrid fiber/coax product line offering.

     ANTEC and TSX incurred employee-related and other merger/integration charges in the first quarter of 1997 as a result of the Merger. (See Financial Liquidity and Capital Resources.)

RESULTS OF OPERATIONS

     The following table sets forth certain financial data as a percentage of net sales:

                                                          YEARS ENDED DECEMBER 31,
                                                        -----------------------------
                                                        1997        1996        1995
                                                        ----        ----        ----
Net sales...........................................    100.0%      100.0%      100.0%
Cost of sales.......................................     76.2        74.1        74.0
                                                        -----       -----       -----
Gross profit........................................     23.8        25.9        26.0
Selling, general and administrative expenses........     23.1        18.2        18.3
Non-recurring items.................................      4.5         0.3         2.9
                                                        -----       -----       -----
Operating income (loss) before goodwill
  amortization(1)...................................     (3.8)        7.4         4.8
Amortization of goodwill............................      1.0         0.7         0.7
                                                        -----       -----       -----
Operating income (loss).............................     (4.8)        6.7         4.1
Interest expense and other, net.....................      1.2         1.1         1.5
Gain on sale of Canadian business...................       --        (0.5)         --
                                                        -----       -----       -----
Income (loss) before income tax expense (benefit)...     (6.0)        6.1         2.6
Income tax expense (benefit)........................     (1.5)        2.3         1.4
                                                        -----       -----       -----
Net income (loss)...................................     (4.5)%       3.8%        1.2%
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

COMPARISON OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

     Net Sales. Net sales were $480.1 million in 1997 as compared to $690.9 million in 1996. Net sales decreased primarily due to a substantial reduction of sales to TCI, the completion of a major Australian rebuild during 1996 and continued softness in the domestic market in general, due largely to the impact of trades, swaps and partnerships that occurred among domestic cable operators throughout most of 1997. The principle portion of the materials management services program provided by the Company is scheduled to end in May 1998. 1997 net sales included approximately $8.9 million of fees related to these materials management services programs.

     Gross Profit. Gross profit in 1997 was $114.2 million as compared to $179.2 million in 1996. Gross profit decreased primarily due to the decrease in net sales. 1997 includes a $6.5 million write-off of redundant inventories relating to overlapping product lines and product development efforts in connection with the Merger. (See Financial Liquidity and Capital Resources.) 1996 includes a $1.5 million inventory write-down related to the one-time advertising insertion business downsizing charge. (See Financial Liquidity and Capital Resources.) Excluding these charges, gross profit percentages decreased to 25.1% in 1997 from 26.2% in 1996 due to the higher mix of distributed versus manufactured product sales in 1997.

     Selling, General and Administrative ("SG&A") Expenses. SG&A expenses in 1997 were $110.8 million as compared to $126.0 million in 1996. This reduction reflects the Company's continued effort to control expenses and the impact of lower sales volumes in 1997.

     Non-Recurring Items. In the first quarter of 1997, the Company recorded merger/integration costs aggregating approximately $28.0 million. The non-recurring charge included investment banking, legal, accounting and contractual change of control payments associated with the Merger; facility and operational consolidation and reorganization costs due to the combining of various manufacturing operations; and severance costs resulting from the elimination of positions duplicated by the Merger and integration. Also included in the total merger/integration charge was a write-off of redundant inventories relating to overlapping product lines and product development efforts totaling approximately $6.5 million which has been reflected in cost of sales for the year ended December 31, 1997. (See Financial Liquidity and Capital Resources.)

     In the fourth quarter of 1996, the Company recorded a one-time charge of approximately $3.6 million to affect the downsizing of the Company's advertising insertion business. The fourth quarter charge was established to write-down inventories, trade receivables and fixed assets related to the advertising insertion business, and accrue for severance and other related costs. The write-down of inventories related to the advertising insertion business of approximately $1.5 million has been reflected in cost of sales. (See Financial Liquidity and Capital Resources.)

     Interest Expense and Other, Net. Interest expense and other, net was $5.9 million in 1997 as compared to $7.5 million in 1996. This decrease primarily related to decreased debt levels resulting from lower sales volumes and consequently lower working capital levels in 1997.

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

     Net Income (Loss). Net loss in 1997 was ($21.4) million as compared to net income of $26.4 million in 1996. This decrease is due to the factors above.

COMPARISON OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

     Net Sales. Net sales were $690.9 million in 1996 as compared to $738.2 million in 1995. Net sales decreased primarily due to continued softness in the domestic cable TV market, including an abrupt decline in sales to TCI in the fourth quarter of 1996 related to that company's capital spending reduction program implemented in that same period. This domestic softness was partially offset by international sales growth.

     Gross Profit. Gross profit in 1996 was $179.2 million as compared to $191.6 million in 1995. Gross profit decreased primarily due to the decrease in net sales. 1996 includes a $1.5 million inventory write-down related to the one-time advertising insertion business downsizing charge. (See Financial Liquidity and Capital Resources.) Excluding this charge, gross profit percentages increased to 26.2% in 1996 from 26.0% in 1995 due to changes in product mix, notably an increase in ANTEC manufactured product sales.

     Selling, General and Administrative ("SG&A") Expenses. SG&A expenses in 1996 were $126.0 million as compared to $135.0 million in 1995. This reduction reflects the impact of ANTEC's reorganized structure and continued expense control program.

     Non-Recurring Items. In the fourth quarter of 1996, the Company recorded a one-time charge of approximately $3.6 million to affect the downsizing of the Company's advertising insertion business. The fourth quarter charge was established to write-down inventories, trade receivables and fixed assets related to the advertising insertion business, and accrue for severance and other related costs. The write-down of inventories related to the advertising insertion business of approximately $1.5 million has been reflected in cost of sales. (See Financial Liquidity and Capital Resources.)

     In the third quarter of 1995, a $21.7 million pre-tax non-recurring charge was recorded resulting from the Company's decision to integrate its manufacturing and engineering businesses to capture the potential synergies of its recent acquisitions and streamline its distribution operations, merging two distribution divisions into one, eliminating sales and warehouse facilities. (See Financial Liquidity and Capital Resources.)

     Interest Expense and Other, Net. Interest expense and other, net was $7.5 million in 1996 as compared to $10.8 million in 1995. This decrease relates primarily to decreased debt levels resulting from the full year impact of improved working capital levels and, to a lesser extent, a lower average interest rate under the Company's credit facility.

     Gain on Sale of Canadian Business. In the third quarter of 1996, the Company sold its Canadian distribution business to Cabletel for approximately $6.0 million in cash and notes, as well as 1,450,000 and 500,000 shares of common stock in Cabletel and ARC, respectively, for an aggregate sales price of approximately $12.4 million. The Company recorded a pre-tax gain of approximately $3.8 million in connection with the sale. The Canadian distribution business was immaterial to the Company's consolidated results of operations and financial position.

     Net Income (Loss). Net income in 1996 was $26.4 million as compared to $8.8 million in 1995. This increase is due to factors described above.

FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

     Reorganization/Merger Costs

     In the first quarter of 1997, in connection with the Merger discussed above, the Company recorded merger/integration costs aggregating approximately $28.0 million. The components of the non-recurring charge included $6.9 million related to the investment banking, legal, accounting and contractual change of control payments associated with the Merger; $11.2 million related to facility and operational consolidation and reorganization due to the combining of various manufacturing operations; and $3.4 million related to severance costs resulting from the elimination of positions duplicated by the Merger and integration. The personnel-related costs included charges related to the termination of approximately 200 employees primarily resulting from the factors described above. Also included in the total merger/integration charge was a write-off of redundant inventories relating to overlapping product lines and product development efforts totaling approximately $6.5 million which has been reflected in cost of sales for the year ended December 31, 1997. As of December 31, 1997, approximately $3.2 million of the cash costs had yet to be expended.

     During the fourth quarter of 1996, the Company recorded a one-time charge of $3.6 million to affect the downsizing of the Company's advertising insertion business. The fourth quarter provision included: (a) write-downs of inventories, trade receivables and fixed assets related to the advertising insertion business of $1.5 million, $1.1 million and $0.3 million, respectively; and (b) accruals for severance and other related costs of $0.4 million and $0.3 million, respectively. The write-down of inventories of $1.5 million was reflected in cost of sales for the year ended December 31, 1996. Management determined that the downsizing was necessary due to the poor performance of this business's digital advertising insertion product line and the substantial resources that would have been required to ensure the continued marketability of this product line. At December 31, 1997, substantially all of the cash costs had been expended.

     In the third quarter of 1995, ANTEC announced plans to reorganize the Company in order to reduce costs of operations and to refocus its product and market development activities. The Company's decision to reorganize was a result of the impact of reduced spending in the domestic CATV industry. The Company had expected its aggressive product development and international expansion to be funded by continued increases in spending by domestic customers. When this did not occur, due to softness in the domestic market, the Company took steps necessary to consolidate operations to reflect current customer spending patterns. The four major components of the Company's reorganization plan were to: (1) streamline the distribution organization by merging two divisions into one, resulting in the closing of six sales offices and four warehouse locations and a resultant planned reduction in inventory; (2) refocus product development on those activities that directly support the network elements for the early deployment of hybrid/fiber coax architectures and eliminate or delay spending on other selected projects; (3) concentrate international activities on growing existing programs, especially in Asia and South America; and (4) capture synergies of 1994 acquisitions by accelerating integration and consolidation of the engineering and manufacturing operations functions of the acquired businesses. The components of the non-recurring charge included $9.0 million related to personnel-related costs and operating lease commitments for facility closings, $10.0 million for the write-down to net realizable value of inventory in discontinued product lines and $2.7 million for the write-down of other assets. The personnel-related costs included charges related to the termination of approximately 100 employees primarily resulting from the factors described above. The inventory write-down to net realizable value related to the refocus of product development which eliminated selected projects and related inventory and the consolidation of the distribution divisions which eliminated certain competing product lines. In the fourth quarter of 1995, the Company paid approximately $3.0 million relating to the personnel and operating lease costs. In 1996, the Company paid approximately $4.0 million relating to the personnel and operating lease costs. At December 31, 1997, all of the cash costs had been expended.

     In January 1998, ANTEC announced a consolidation plan being implemented concurrently with the creation of the new President & Chief Operating Officer organization in Atlanta. ANTEC will consolidate all of its Rolling Meadows, Illinois corporate and administrative functions into either the Atlanta Technology Center or the Englewood, Colorado TeleWire Supply division headquarters during 1998 and 1999. It is also anticipated as part of this consolidation that the two principal facilities located in Atlanta will be consolidated and that certain international operating and administrative functions located in Miami and Chicago will also be consolidated into Atlanta. In connection with these consolidation changes, ANTEC will take a charge of approximately $10 to $12 million in the first quarter of 1998 reflecting the severance, move and real estate costs associated with these consolidations.

  Financing

     In March 1995, the Company and a group of banks executed a restatement and amendment to the revolving credit facility (the "Credit Facility") extending the maturity to 1999 and increasing the loan commitments to $225 million. After the reorganization of the Company's business and related non-recurring charge in September 1995, the terms and conditions of the Credit Facility were further amended to enhance the Company's flexibility and reduce the size of the facility to $185 million. As of December 31, 1997, the Company had approximately $23 million of available borrowings under the Credit Facility. The Company is currently in the process of renewing the Credit Facility. The new credit facility is expected to have higher interest costs and will require the Company to pledge certain assets. The Company anticipates the size of the facility will range from $125-135 million.

  Capital Expenditures

     The Company's capital expenditures were $12.8 million in 1997 as compared to $10.5 million in 1996. 1995 capital expenditures of $17.5 million included planned sales office and warehouse improvements and expansion. Except for the impact of the Year 2000 discussed below, the Company had no significant commitments for capital expenditures at December 31, 1997.

  Cash Flow

     Cash flows provided by operating activities were $26.8 million, $28.1 million and $35.0 million for the years ended December 31, 1997, 1996 and 1995, respectively. 1997 includes expenses paid related to the Merger. 1996 includes payments made related to the Company's 1995 reorganization. 1995 includes the impact of the Company's efforts to significantly improve working capital levels. Cash flows used by investing activities were ($20.5) million, ($1.6) million and ($23.5) million for the years ended December 31, 1997, 1996 and 1995, respectively. 1997 includes investments in/advances to joint ventures of approximately $7.8 million. In 1996, the Company sold its ownership in the Sumitomo joint venture and received $4.0 million in cash. Also in 1996, ANTEC sold its Canadian distribution business for approximately $6.0 million in cash and notes, as well as 1,450,000 and 500,000 shares of common stock in Cabletel and ARC, respectively, for an aggregate sales price of approximately $12.4 million. 1995 includes planned sales office and warehouse improvements and expansion. In 1995, the Company paid approximately $11.0 million in cash and ANTEC common stock principally resulting from the final settlement of contingent payments for certain 1994 acquisitions.

     Cash flows used by financing activities were ($26.4) million, ($13.2) million and ($7.5) million for the years ended December 31, 1997, 1996 and 1995, respectively. The decrease in 1997 reflects improved working capital levels (ie: accounts receivable and inventory). The decrease in 1996 reflects positive cash flow from operations and the proceeds from the sales of the Company's Canadian distribution business and its Sumitomo joint venture. The decrease in 1995 was primarily due to improved working capital, primarily inventory levels.

  NOL Carryforwards

     As of December 31, 1997, the Company had net operating loss carryforwards ("NOL") for domestic and foreign income tax purposes of approximately $13.2 million and $6.9 million, respectively. The Company established a valuation allowance in accordance with the provisions of SFAS No. 109 Accounting for Income Taxes. The Company continually reviews the adequacy of the valuation allowance and recognizes the benefits only as reassessment indicates that it is more likely than not that the benefits will be realized. As of December 31, 1997, the valuation allowance on deferred tax assets was approximately $4.9 million.

     The availability of tax benefits of NOL carryforwards to reduce the Company's Federal and state income tax liability is subject to various limitations under the Internal Revenue Code. The availability of tax benefits of NOL carryforwards to reduce the Company's foreign income tax liability is subject to the various tax provisions of the respective countries.

     Tax benefits arising from NOL carryforwards of approximately $7.7 million originating prior to TSX's quasi-reorganization would be credited directly to additional paid-in capital if and when realized.

  Impact of Year 2000

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     Based on a recent assessment, and the Company's ongoing assessment of its computer processing systems, the Company determined that it will be required to modify or replace significant portions of its software to significantly improve those systems and to enable these systems to function properly with respect to dates in the year 2000 and thereafter. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

     The Company's total Year 2000 project cost and estimates to complete include the estimated costs and time associated with the impact of third party Year 2000 Issues based on presently available information. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems. The Company has determined it has no exposure to contingencies related to the Year 2000 Issue for the products it has sold.

     The Company will utilize both internal and external resources to reprogram, or replace, and test the software for the system improvement and Year 2000 modifications. The Company anticipates completing the system improvement and the Year 2000 project within one year but not later than March 31, 1999, which is prior to any anticipated impact on its operating systems. The total cost of the system improvement and the Year 2000 project is estimated at approximately $5.0 million and is being funded through operating cash flows.

Of the total project cost, approximately $2.0 million is attributable to the purchase of new software and hardware which will be capitalized. The remaining $3.0 million, which will be expensed as incurred, is not expected to have a material effect on the results of operations. To date, the Company has incurred approximately $2.3 million ($0.9 million expensed and $1.4 million capitalized for new systems) related to its system improvement and the Year 2000 project.

     The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The report of independent auditors and consolidated financial statements and notes thereto for the Company are included in this Report and are listed in the Index to Consolidated Financial Statements which appears on page 22.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                               ANTEC CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Auditors..............................   23
Consolidated Balance Sheets at December 31, 1997 and 1996...   24
Consolidated Statements of Operations for the years ended
  December 31, 1997, 1996 and 1995..........................   25
Consolidated Statements of Cash Flows for the years ended
  December 31, 1997, 1996 and 1995..........................   26
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1997, 1996 and 1995..............   27
Notes to the Consolidated Financial Statements..............   28

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
ANTEC Corporation

     We have audited the accompanying consolidated balance sheets of ANTEC Corporation as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of ANTEC's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 1996 and 1995 financial statements of TSX Corporation, which statements reflect approximately 14.2% of consolidated assets as of December 31, 1996 and approximately 13.0% and 11.4% of consolidated sales for the years ended December 31, 1996 and 1995, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for TSX Corporation for 1996 and 1995, is based solely on the report of other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ANTEC Corporation at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for the three years ended December 31, 1997, in conformity with generally accepted accounting principles.

                                                     ERNST & YOUNG LLP
Chicago, Illinois
January 30, 1998

                               ANTEC CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1997            1996
                                                              ------------    ------------
                                                                     (IN THOUSANDS)
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................    $  7,244        $ 27,398
  Accounts receivable (net of allowances for doubtful
     accounts of $4,289 in 1997 and $3,539 in 1996).........      87,800         106,602
  Inventories, primarily finished goods.....................     111,698         138,785
  Other current assets......................................       2,319           9,706
                                                                --------        --------
     Total current assets...................................     209,061         282,491
Property, plant and equipment, net..........................      36,108          35,947
Goodwill (net of accumulated amortization of $36,785 in 1997
  and $31,858 in 1996)......................................     159,692         167,128
Deferred income taxes, net..................................      19,281          11,531
Other assets................................................      19,741          13,152
                                                                --------        --------
                                                                $443,883        $510,249
                                                                ========        ========
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $ 38,404        $ 54,039
  Accrued compensation, benefits and related taxes..........      15,958          20,748
  Other accrued liabilities.................................      21,397          22,416
                                                                --------        --------
     Total current liabilities..............................      75,759          97,203
Long-term debt..............................................      72,339         102,658
                                                                --------        --------
     Total liabilities......................................     148,098         199,861
Stockholders' equity:
  Preferred stock, par value $1.00 per share, 5 million
     shares authorized; none issued and outstanding.........          --              --
  Common stock, par value $0.01 per share, 50 million shares authorized; 39.3 million and 38.4 million shares issued
     and outstanding in 1997 and 1996, respectively.........         393             384
  Capital in excess of par value............................     261,081         254,181
  Retained earnings.........................................      34,365          56,008
  Cumulative translation adjustments........................         (54)           (185)
                                                                --------        --------
     Total stockholders' equity.............................     295,785         310,388
                                                                --------        --------
                                                                $443,883        $510,249
                                                                ========        ========

        See accompanying notes to the consolidated financial statements.

                               ANTEC CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                             ---------------------------------
                                                               1997        1996        1995
                                                               ----        ----        ----
                                                             (IN THOUSANDS, EXCEPT SHARE DATA)
Net sales..................................................  $ 480,078   $ 690,877   $ 738,235
Cost of sales..............................................    365,860     511,646     546,591
                                                             ---------   ---------   ---------
     Gross profit..........................................    114,218     179,231     191,644
Operating expenses:
     Selling, general and administrative expenses..........    110,803     125,997     135,046
     Amortization of goodwill..............................      4,927       4,981       4,817
     Non-recurring items...................................     21,550       2,109      21,681
                                                             ---------   ---------   ---------
                                                               137,280     133,087     161,544
                                                             ---------   ---------   ---------
Operating income (loss)....................................    (23,062)     46,144      30,100
Other expense (income):
     Interest expense and other, net.......................      5,916       7,536      10,801
     Gain on sale of Canadian business.....................         --      (3,835)         --
                                                             ---------   ---------   ---------
Income (loss) before income tax expense (benefit)..........    (28,978)     42,443      19,299
Income tax expense (benefit)...............................     (7,534)     16,083      10,497
                                                             ---------   ---------   ---------
Net income (loss)..........................................  $ (21,444)  $  26,360   $   8,802
                                                             =========   =========   =========
Net income (loss) per common share:
          Basic............................................  $    (.55)  $     .69   $     .24
                                                             =========   =========   =========
          Diluted..........................................  $    (.55)  $     .67   $     .23
                                                             =========   =========   =========
Weighted average common shares:
          Basic............................................     38,751      38,286      36,823
                                                             =========   =========   =========
          Diluted..........................................     38,751      39,523      38,884
                                                             =========   =========   =========

        See accompanying notes to the consolidated financial statements.

                               ANTEC CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31,
                                                             ---------------------------------
                                                               1997        1996        1995
                                                               ----        ----        ----
                                                                      (IN THOUSANDS)
Operating activities:
  Net income (loss)........................................  $ (21,444)  $  26,360   $   8,802
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
       Depreciation and amortization.......................     15,234      14,726      13,528
       Deferred income taxes...............................     (7,750)      3,289      (7,741)
       Gain on sale of Canadian business...................         --      (3,835)         --
       Changes in operating assets and liabilities, net of
          effects of acquisitions:
          Accounts receivable..............................     18,802       8,409     (19,929)
          Inventories......................................     27,087      (6,114)      9,755
          Accounts payable and accrued liabilities.........     (6,868)    (16,596)     29,925
          Other, net.......................................      1,748       1,850         698
                                                             ---------   ---------   ---------
Net cash provided by operating activities..................     26,809      28,089      35,038
Investing activities:
  Purchases of property, plant and equipment...............    (12,841)    (10,502)    (17,533)
  Sale of Canadian business................................         --       3,000          --
  Investments in/Advances to joint ventures................     (7,780)      5,590      (2,859)
  Acquisitions of other businesses.........................         --          --      (2,734)
  Other....................................................         72         345        (344)
                                                             ---------   ---------   ---------
Net cash used by investing activities......................    (20,549)     (1,567)    (23,470)
                                                             ---------   ---------   ---------
Net cash provided before financing activities..............      6,260      26,522      11,568
Financing activities:
  Borrowings...............................................    119,500     182,984     132,262
  Reductions in borrowings.................................   (149,819)   (198,262)   (144,886)
  Other....................................................      3,905       2,079       5,113
                                                             ---------   ---------   ---------
Net cash used by financing activities......................    (26,414)    (13,199)     (7,511)
                                                             ---------   ---------   ---------
Net increase (decrease) in cash and cash equivalents.......    (20,154)     13,323       4,057
Cash and cash equivalents at beginning of year.............     27,398      14,075      10,018
                                                             ---------   ---------   ---------
Cash and cash equivalents at end of year...................  $   7,244   $  27,398   $  14,075
                                                             =========   =========   =========
Supplemental cash flow information:
  Interest paid during the year............................  $   6,277   $   7,875   $  11,116
                                                             =========   =========   =========
  Income taxes paid during the year........................  $     948   $  18,014   $  10,193
                                                             =========   =========   =========

        See accompanying notes to the consolidated financial statements.

                               ANTEC CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                               FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                             --------------------------------------------------------
                                                      CAPITAL IN              CUMULATIVE
                                             COMMON   EXCESS OF    RETAINED   TRANSLATION
                                             STOCK    PAR VALUE    EARNINGS   ADJUSTMENTS     TOTAL
                                             ------   ----------   --------   -----------    --------
                                                                  (IN THOUSANDS)
Balance, December 31, 1994.................   $356     $227,062    $ 23,425      $(181)      $250,662
  Net income...............................     --           --       8,802         --          8,802
  Issuance of common stock and other.......     26       13,866          (6)        --         13,886
  Charge in lieu of tax....................     --          169          --         --            169
  Tax benefit related to exercise of stock
     options/warrants......................     --        8,834          --         --          8,834
  Translation adjustment...................     --           --          --       (232)          (232)
                                              ----     --------    --------      -----       --------
Balance, December 31, 1995.................    382      249,931      32,221       (413)       282,121
  Net income...............................     --           --      26,360         --         26,360
  Issuance of common stock and other.......      2        2,076          --         --          2,078
  Charge in lieu of tax....................     --        1,904          --         --          1,904
  Tax benefit related to exercise of stock
     options/warrants......................     --          270          --         --            270
  Translation adjustment...................     --           --          --        228            228
  Reporting period adjustment (See Note
     3)....................................     --           --      (2,573)        --         (2,573)
                                              ----     --------    --------      -----       --------
Balance, December 31, 1996.................    384      254,181      56,008       (185)       310,388
  Net loss.................................     --           --     (21,444)        --        (21,444)
  Issuance of common stock and other.......      9        3,896        (199)        --          3,706
  Tax benefit related to exercise of stock
     options/warrants......................     --        3,004          --         --          3,004
  Translation adjustment...................     --           --          --        131            131
                                              ----     --------    --------      -----       --------
Balance, December 31, 1997.................   $393     $261,081    $ 34,365      $ (54)      $295,785
                                              ====     ========    ========      =====       ========

        See accompanying notes to the consolidated financial statements.

                               ANTEC CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

     ANTEC Corporation ("ANTEC," or herein together with its consolidated subsidiaries called the "Company") is an international communications technology company, headquartered in Atlanta, Georgia, with a major office in Denver. ANTEC specializes in the design and engineering of hybrid fiber/coax broadband networks. ANTEC is a leading developer, manufacturer and supplier of optical transmission, construction, rebuild and maintenance equipment for the broadband communications industry. ANTEC provides a broad range of products and services to cable system operators. ANTEC supplies almost all of the products required in a cable TV system, including headend, distribution, drop and in-home subscriber products. As of December 31, 1997, Anixter International Inc. ("Anixter International") and Tele-Communications, Inc. ("TCI") were the beneficial owners of approximately 18%, each, of the outstanding ANTEC common stock. TCI's beneficial ownership includes options to acquire an additional 854,341 shares. Prior to its initial public offering in 1993, the ANTEC business was operated as several divisions or business units of Anixter Inc. ("Anixter"), a subsidiary of Anixter International.

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

GOODWILL

     Goodwill relates to the excess of cost over net assets resulting principally from the acquisition of Anixter by Anixter International in 1986 which has been allocated to the Company, and from subsequent acquisitions by ANTEC and by Anixter of businesses now owned by ANTEC. Goodwill resulting from the acquisition of Anixter by Anixter International was allocated to the Company based on the Company's proportionate share of total operating earnings of Anixter for the period subsequent to the acquisition by Anixter International. The Company, at each balance sheet date, evaluates for recognition of potential impairment, its recorded

                               ANTEC CORPORATION
goodwill against the current and undiscounted expected future operating income before goodwill amortization expense. Non-cash amortization expense is being recognized as a result of amortization of goodwill on a straight-line basis over a period of 40 years from the respective dates of acquisition.

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

STOCK-BASED COMPENSATION

     The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognizes no compensation expense for the stock option grants. As required by FASB Statement 123, the Company presents supplemental information disclosing pro forma net income (loss) and net income (loss) per common share as if the Company had recognized compensation expense on stock options granted subsequent to December 31, 1994 under the fair value method of that statement (see Note 10).

NON-CASH TRANSACTIONS

     In the second half of 1995, the Company issued approximately 512,000 shares of ANTEC common stock as partial consideration for the final payment of contingent consideration for certain 1994 acquisitions.

INTEREST RATE AGREEMENTS

     The Company has entered into an interest rate swap agreement which effectively fixes the interest rate on a portion of its floating rate obligation. The interest rate swap agreement has a notional principal amount of $50 million and a fixed rate of approximately 6.0%. This agreement expires in 2000. The interest differential paid or received is recognized as an adjustment to interest expense. The fair value of the interest rate swap agreement was estimated using a quote from an outside source and represents the cash requirement as if the agreement had been settled at year end. The fair value of the interest rate swap agreement, which is not reflected in the financial statements, was approximately a $0.2 million liability at December 31, 1997.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1997, the FASB issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for the way that public business enterprises report information about operating segments and related disclosures about products and services, geographic areas, and major customers. Statement 131 is effective for financial statements for fiscal years beginning after

                               ANTEC CORPORATION

December 15, 1997, and therefore the Company will adopt the new requirements retroactively in 1998. Management has not completed its review of Statement 131, but does not anticipate that the adoption of this statement will have a significant effect on the Company's financial information.

NOTE 3. MERGER

     On February 6, 1997, shareholders of ANTEC Corporation and TSX Corporation approved the Plan of Merger ("Merger") dated as of October 28, 1996 among ANTEC Corporation, TSX Corporation ("TSX") and TSX Acquisition Corporation, and the Merger resulting in TSX becoming a wholly-owned subsidiary of ANTEC became effective on that date. Under the terms of the transaction, TSX shareholders received one share of ANTEC common stock for each share of TSX common stock that they owned, while ANTEC shareholders continued to own their existing shares. As a result of the Merger, ANTEC issued approximately 15.4 million shares of Common Stock. The transaction was tax-free for TSX shareholders and was accounted for as a pooling of interests. As a result, all amounts from the prior years have been restated to reflect the Merger.

     Prior to the combination, TSX's fiscal year ended April 30, and ANTEC's fiscal year ended December 31. TSX's historical financial statements for periods prior to December 31, 1996 had to be adjusted to within 93 days of ANTEC's year-end. Therefore, the statement of operations for the twelve months ended December 31, 1996 and 1995 represent ANTEC's fiscal period ended on those dates combined with TSX's twelve months ended the last Saturday in October 1996 and 1995, respectively. All intercompany sales between TSX and ANTEC were eliminated. Operating results for the years ended December 31, 1996 and 1995 were as follows (in thousands):

                                                                YEARS ENDED DECEMBER 31,
                                                                ------------------------
                                                                   1996          1995
                                                                   ----          ----
Revenue:
  ANTEC.....................................................     $604,382      $658,237
  TSX.......................................................       89,695        84,272
  Intercompany sales elimination............................       (3,200)       (4,274)
                                                                 --------      --------
     Combined...............................................     $690,877      $738,235
                                                                 ========      ========
Net income (loss):
  ANTEC.....................................................     $ 13,457      $ (3,619)
  TSX.......................................................       12,903        12,421
                                                                 --------      --------
     Combined...............................................     $ 26,360      $  8,802
                                                                 ========      ========

     As a result of the change in the fiscal year end of TSX, the operating results of TSX for the two months ended December 31, 1996 was reflected as an adjustment to retained earnings of the combined companies as of December 31, 1996. The following summarizes TSX's operating results for the two months ended December 31, 1996 (in thousands):

Net sales..................................................  $ 8,668
Operating loss.............................................  $(3,560)
Net loss...................................................  $(2,573)

     Included in the operating loss was a provision for warranty costs of approximately $2.6 million relating to preemptive repairs and modifications of equipment that was in service and operating for one of the Company's largest customers, TCI.

                               ANTEC CORPORATION

NOTE 4. NON-RECURRING ITEMS

     In the first quarter of 1997, in connection with the Merger discussed in
Note 3, the Company recorded merger/integration costs aggregating approximately $28.0 million. The components of the non-recurring charge included $6.9 million related to the investment banking, legal, accounting and contractual change of control payments associated with the Merger; $11.2 million related to facility and operational consolidation and reorganization due to the combining of various manufacturing operations; and $3.4 million related to severance costs resulting from the elimination of positions duplicated by the Merger and integration. The personnel-related costs included charges related to the termination of approximately 200 employees primarily resulting from the factors described above. Also included in the total merger/integration charge was a write-off of redundant inventories relating to overlapping product lines and product development efforts totaling approximately $6.5 million which has been reflected in cost of sales for the year ended December 31, 1997. As of December 31, 1997, approximately $3.2 million of the cash costs had yet to be expended.

     During the fourth quarter of 1996, the Company recorded a one-time charge of $3.6 million to affect the downsizing of the Company's advertising insertion business. The fourth quarter provision included: (a) write-downs of inventories, trade receivables and fixed assets related to the advertising insertion business of $1.5 million, $1.1 million and $0.3 million, respectively; (b) accruals for severance and other related costs of $0.4 million and $0.3 million, respectively. The write-down of inventories of $1.5 million was reflected in cost of sales for the year ended December 31, 1996. As of December 31, 1997, substantially all of the cash costs had been expended.

     In the third quarter of 1995, a $21.7 million pre-tax non-recurring charge was recorded resulting principally from the Company's decision to accelerate the integration and consolidation of its 1994 engineering and manufacturing acquisitions and the streamlining of its distribution business by merging two divisions. The components of the non-recurring charge included $9.0 million related to operating lease commitments for facility closings and personnel-related costs, $10.0 million for the write-down to net realizable value of inventory in discontinued product lines and $2.7 million for the write-down of other assets. As of December 31, 1997, all of the cash costs had been expended.

NOTE 5. SALE OF CANADIAN BUSINESS

     In the third quarter of 1996, the Company sold its Canadian distribution business to Cabletel Communications Corp. ("Cabletel") for approximately $6.0 million in cash and notes, as well as 1,450,000 and 500,000 shares of common stock in Cabletel and ARC International Corporation, respectively, for an aggregate sales price of approximately $12.4 million. The Company recorded a pre-tax gain of approximately $3.8 million in connection with the sale. The Canadian distribution business was immaterial to the Company's consolidated results of operations and financial position.

NOTE 6. PROPERTY, PLANT AND EQUIPMENT, NET

     Property, plant and equipment, at cost, consisted of the following (in thousands):

                                                                 DECEMBER 31,
                                                            ----------------------
                                                              1997          1996
                                                              ----          ----
Land....................................................    $  3,094      $  2,347
Buildings and improvements..............................      13,641        14,265
Machinery and equipment.................................      51,806        52,395
                                                            --------      --------
                                                              68,541        69,007
Less: Accumulated depreciation..........................     (32,433)      (33,060)
                                                            --------      --------
                                                            $ 36,108      $ 35,947
                                                            ========      ========

                               ANTEC CORPORATION

NOTE 7. LONG-TERM DEBT

     Long-term debt consisted of the following (in thousands):

                                                                 DECEMBER 31,
                                                            ----------------------
                                                              1997          1996
                                                              ----          ----
Credit Facility.........................................    $ 70,000      $100,000
Other...................................................       2,339         2,658
                                                            --------      --------
                                                            $ 72,339      $102,658
                                                            ========      ========

     The Credit Facility provides for various interest rate alternatives. The average interest rate on borrowings was approximately 6.7% and 6.4% at December 31, 1997 and 1996, respectively. The commitment fee on unused borrowings is approximately 1/4 of 1%. The Credit Facility contains various restrictions and covenants, including a restriction on the incurrence of additional debt, limitations on dividends and certain other payments to stockholders and interest coverage and net worth maintenance tests. The Company does not anticipate paying any cash dividends in the foreseeable future, and in 1997, such covenants precluded the Company from declaring any dividends on its Common Stock. The interest rates on the Company's debt are periodically adjusted to reflect changes in overall market interest rates and, therefore, the carrying amount approximates fair value.

     The Credit Facility matures in 1999, and as of December 31, 1997, the Company had approximately $23 million of available borrowings under the Credit Facility.

NOTE 8. INCOME TAXES

     Income (loss) before income taxes consisted of the following (in thousands):

                                                          YEARS ENDED DECEMBER 31,
                                                       ------------------------------
                                                         1997       1996       1995
                                                         ----       ----       ----
Domestic (U.S.)....................................    $(28,978)   $40,340    $16,653
Foreign............................................          --      2,103      2,646
                                                       --------    -------    -------
                                                       $(28,978)   $42,443    $19,299
                                                       ========    =======    =======

     Income tax expense (benefit) consisted of the following (in thousands):

                                                          YEARS ENDED DECEMBER 31,
                                                       ------------------------------
                                                         1997       1996       1995
                                                         ----       ----       ----
Current -- Federal.................................    $    313    $ 5,849    $15,249
            State..................................         (97)     1,388      1,826
            Foreign................................          --      3,653        994
                                                       --------    -------    -------
                                                            216     10,890     18,069
                                                       --------    -------    -------
Deferred -- Federal................................      (6,384)     1,474     (6,369)
             State.................................      (1,366)     1,013     (1,372)
             Foreign...............................          --        802         --
                                                       --------    -------    -------
                                                         (7,750)     3,289     (7,741)
                                                       --------    -------    -------
Provision in lieu of tax...........................          --      1,904        169
                                                       --------    -------    -------
                                                       $ (7,534)   $16,083    $10,497
                                                       ========    =======    =======

                               ANTEC CORPORATION

     A reconciliation of income tax expense (benefit) to the Statutory Federal tax rate of 35% was as follows (in thousands):

                                                          YEARS ENDED DECEMBER 31,
                                                       ------------------------------
                                                         1997       1996       1995
                                                         ----       ----       ----
Statutory Federal income tax expense (benefit).....    $(10,142)   $14,855    $ 6,755
Effects of:
  Amortization of goodwill.........................       1,531      1,531      1,530
  State income taxes, net of Federal benefit.......        (951)     1,561        295
  Acquisition fees.................................         998         --         --
  Meals and entertainment..........................         279        634        844
  Reduction in deferred tax valuation allowance....          --     (2,533)        --
  Other, net.......................................         751         35      1,073
                                                       --------    -------    -------
                                                       $ (7,534)   $16,083    $10,497
                                                       ========    =======    =======

     Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     Significant components of the Company's net deferred tax assets were as follows (in thousands):

                                                                    DECEMBER 31,
                                                                --------------------
                                                                  1997        1996
                                                                  ----        ----
Federal/state net operating loss carryforwards..............    $  5,195    $  5,195
Foreign net operating loss carryforwards....................       2,358       2,358
Inventory costs.............................................       9,452       5,901
Merger related reserves.....................................       2,892          --
Plant and equipment, depreciation differences...............       2,292         569
Other, principally operating expenses.......................       1,973       2,389
                                                                --------    --------
     Total deferred tax assets..............................      24,162      16,412
Valuation allowance on deferred tax assets..................      (4,881)     (4,881)
                                                                --------    --------
     Net deferred tax assets................................    $ 19,281    $ 11,531
                                                                ========    ========

     The Company established a valuation allowance in accordance with the provisions of SFAS No. 109 Accounting for Income Taxes. The Company continually reviews the adequacy of the valuation allowance and recognizes the benefits only as reassessment indicates that it is more likely than not that the benefits will be realized. In 1996, the Company determined that earnings would more likely than not be sufficient to realize net deferred tax assets of $4.2 million. Accordingly, a valuation allowance reduction was recorded as a $2.5 million reduction in tax expense and a $1.7 million credit to equity for the portion of the benefit originating prior to TSX's quasi-reorganization. The valuation allowance was reduced to the extent deferred tax assets were expected to be realized. The Company will continue to review the deferred tax asset valuation allowance on a timely basis and make adjustments as appropriate.

                               ANTEC CORPORATION

     The Company had U.S. and foreign net operating loss carryforwards at December 31, 1997 expiring as follows (in thousands):

                                                              U.S.      FOREIGN
                EXPIRATION IN CALENDAR YEAR                  AMOUNT      AMOUNT
                ---------------------------                  -------    --------
  2001.....................................................  $ 5,493     $   --
  2003.....................................................    1,099         --
  2004.....................................................    1,099         --
  2005.....................................................       --      6,935
  2006.....................................................      501         --
  2007.....................................................    2,793         --
  2008.....................................................    1,099         --
  2009.....................................................    1,099         --
                                                             -------     ------
                                                             $13,183     $6,935
                                                             =======     ======

     The actual amount of loss carryforwards that will be available to offset future taxable income may be subject to change depending upon the tax laws in effect in the years in which the carryforwards are used and may be further limited in subsequent years should future changes in ownership take place as defined in the Tax Reform Act of 1986. The Company also had a loss carryforward for alternative minimum tax ("AMT") purposes of approximately $13.2 million at December 31, 1997 that could be used to offset up to 90% of future alternative minimum taxable income. The AMT loss carryforwards expire as shown in the table above. Tax benefits arising from loss carryforwards of approximately $7.7 million originating prior to TSX's quasi-reorganization on November 22, 1985 would be credited directly to additional paid-in capital if and when realized.

NOTE 9. COMMITMENTS

     The Company leases certain office, distribution, and manufacturing facilities and equipment under long-term operating leases expiring at various dates through 2005. Future minimum lease payments under non-cancelable operating leases (excluding operating leases related to closed facilities -- See Note 4) at December 31, 1997 were as follows (in thousands):

1998........................................................  $ 6,592
1999........................................................    5,449
2000........................................................    3,815
2001........................................................    2,713
2002........................................................    1,835
Thereafter..................................................    2,200
                                                              -------
Total minimum lease payments................................  $22,604
                                                              =======

     Total rental expense for all operating leases amounted to approximately $9.4 million, $11.0 million and $11.3 million for the years ended December 31, 1997, 1996 and 1995, respectively.

NOTE 10. STOCK-BASED COMPENSATION

     The Company grants stock options for a fixed number of shares to employees and directors with an exercise price equal to the market price of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees and, accordingly, recognizes no compensation expense for the stock option grants. The Company has elected to

                               ANTEC CORPORATION
follow APB 25 because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, Accounting for Stock-Based Compensation, requires use of option valuation models that were not developed for use in valuing employee stock options.

     The Company grants stock options under its 1997 Stock Incentive Plan ("SIP"), its 1993 Employee Stock Incentive Plan ("ESIP"), and Director Stock Option Plan ("DSOP") and issued stock purchase rights under its Employee Stock Purchase Plan ("ESPP"). Additionally, TSX issued options under its Long-Term Incentive Plan ("LTIP"). For descriptions of these plans, see below.

     As required by FASB Statement 123, the Company presents below supplemental information disclosing pro forma net income (loss) and net income (loss) per common share as if the Company had recognized compensation expense on stock options granted subsequent to December 31, 1994 under the fair value method of that statement. The fair value for these options was estimated using a Black-Sholes option pricing model. The assumptions used in this model to estimate the fair value of options granted under the SIP for 1997 were as follows: risk-free interest rate of 5.79%; a dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of .54; and expected life of 6 years. In respect to the ESIP, LTIP and DSOP, the weighted average assumptions used in this model to estimate the fair value of options granted under these plans for 1997, 1996 and 1995 were as follows: risk-free interest rates of 5.36%, 5.46% and 6.81%, respectively; a dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of
 .54; and a weighted average expected life of 5 years. The assumptions used for the ESPP for 1997, 1996 and 1995 were as follows: risk-free rate of 5.0%, 5.8% and 5.8%, respectively; a dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of .54; and an expected life of one year.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except share data):

                                                            1997         1996         1995
                                                            ----         ----         ----
Pro forma net income (loss)............................   $(23,980)     $23,796      $7,819
                                                          ========      =======      ======
Pro forma net income (loss) per common share:
  Basic................................................   $   (.62)     $   .62      $  .21
                                                          ========      =======      ======
  Diluted..............................................   $   (.62)     $   .60      $  .20
                                                          ========      =======      ======

     Compensation expense recognized for pro forma purposes was approximately $4.2 million, $4.3 million and $1.6 million for 1997, 1996 and 1995, respectively. FASB Statement 123 is applicable only to options granted subsequent to December 31, 1994.

     In 1997, the Board of Directors approved the SIP to facilitate the hiring, retention and continued motivation of key employees, consultants and directors and to align more closely their interests with those of the Company and its stockholders. Awards under the SIP may be in the form of incentive stock options, non-qualified stock options, stock grants, stock units, restricted stock, stock appreciation rights, performance shares and units, dividend equivalent rights and reload options. A total of 3,750,000 shares of the Company's common stock may be issued pursuant to this plan. Vesting requirements for issuances under the SIP may vary.

                               ANTEC CORPORATION

     A total of 3,234,000 options were granted under the SIP in 1997 with a weighted average exercise price and fair value of $9.37 and $5.39, respectively. During the year, 137,000 were terminated with exercise prices of $8.88. At December 31, 1997, 3,097,000 options were outstanding under the SIP with a weighted average exercise price of $9.39. Of the options outstanding at year-end, 2,752,000 had an exercise price of $8.88 and remaining contractual life of 6.33 years. The remaining outstanding options at December 31, 1997 have exercise prices ranging from $13.44 to $15.56 with a weighted average exercise price of $13.50 and weighted average remaining contractual life of 6.95 years. No issues under the SIP were vested as of December 31, 1997. Substantially all of these options become exercisable in May 2003, although vesting will accelerate if the Company's stock closes above specified prices ($15, $20 and $25) for 20 consecutive days and the Company's diluted earnings per common share (before non-recurring items) over a period of four consecutive quarters exceed $1.00 per common share.

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

     Pursuant to the Merger, an option to purchase TSX common stock under the LTIP was converted to an option to purchase ANTEC common stock. A total of 883,900 shares of ANTEC common stock have been allocated to this plan.

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

                               ANTEC CORPORATION

     A summary of activity of the Company's options granted under its ESIP, DSOP, LTIP and EOP is presented below:

                                        1997                         1996                         1995
                             --------------------------   --------------------------   ---------------------------
                                            WEIGHTED                     WEIGHTED                      WEIGHTED
                                            AVERAGE                      AVERAGE                       AVERAGE
                              OPTIONS    EXERCISE PRICE    OPTIONS    EXERCISE PRICE    OPTIONS     EXERCISE PRICE
                              -------    --------------    -------    --------------    -------     --------------
Beginning balance.........   3,406,657       $11.11       2,938,327       $ 9.99        3,519,150       $ 6.43
Grants....................     793,000       $10.88         675,010       $15.74          695,200       $16.92
Exercises.................    (817,339)      $ 3.80        (131,713)      $ 7.43       (1,095,890)      $ 2.62
Terminations..............    (223,100)      $14.75         (74,967)      $15.56         (148,400)      $14.42
Expirations...............     (68,968)      $14.09              --           --          (31,733)      $16.62
                             ---------       ------       ---------       ------       ----------       ------
Ending balance............   3,090,250       $12.65       3,406,657       $10.60        2,938,327       $ 9.32
                             =========       ======       =========       ======       ==========       ======
Vested at period end......   1,668,582       $11.76       1,893,795       $ 8.84        1,459,073       $ 7.51
                             =========       ======       =========       ======       ==========       ======
Weighted average fair
  value of options granted
  during year.............   $    5.77                    $    8.20                    $     9.20
                             =========                    =========                    ==========

     The following table summarizes information about ESIP, DSOP, LTIP and EOP options outstanding at December 31, 1997.

                                                OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                                  -----------------------------------------------   ----------------------------
                                                    WEIGHTED
                                    NUMBER          AVERAGE           WEIGHTED        NUMBER         WEIGHTED
                                  OUTSTANDING      REMAINING          AVERAGE       EXERCISABLE      AVERAGE
            RANGE OF              AT 12/31/97   CONTRACTUAL LIFE   EXERCISE PRICE   AT 12/31/97   EXERCISE PRICE
        EXERCISE PRICES           -----------   ----------------   --------------   -----------   --------------
          $ 2.00................      20,000       5.25 years          $ 2.00           20,000        $ 2.00
          $ 5.00................       2,400       6.58 years          $ 5.00            2,400        $ 5.00
$ 9.23 to $10.00................   1,162,517       2.03 years          $ 9.99        1,162,517        $ 9.99
$10.50 to $15.83................   1,475,750       5.80 years          $12.95          231,750        $13.64
$16.60 to $25.09................     429,583       3.74 years          $19.35          251,915        $19.04
                                   ---------       ----------          ------        ---------        ------
$ 2.00 to $25.09................   3,090,250       4.09 years          $12.65        1,668,582        $11.76
                                   =========       ==========          ======        =========        ======

     Additionally, ANTEC has an ESPP which enables its employees to purchase a total of 300,000 shares of ANTEC common stock over a period of time. Participants can request that up to 10% of their base compensation be applied toward the purchase of ANTEC common stock under ANTEC's ESPP. Purchases by any one participant are limited to $25,000 in any one year. The exercise price is the lower of 85% of the fair market value of the ANTEC common stock at the date of grant or at the later exercise date (currently one year). Under the ESPP, employees of the Company purchased 48,377, 90,057 and 49,515 shares of ANTEC common stock in 1997, 1996 and 1995, respectively. At December 31, 1997, approximately 59,577 shares are subject to purchase under the ESPP at a price of no more than $9.99 per share.

     Pursuant to the Merger Agreement between ANTEC and Keptel, on November 17, 1994, each Keptel warrant, whether or not then exercisable, was canceled and substituted with a warrant to acquire shares of ANTEC common stock. Each warrant provides the warrant holder with rights and benefits that are no less favorable than were provided under the former Keptel warrant plan. At December 31, 1997, 12,600 warrants were outstanding and exercisable at prices ranging from $8.57 to $10.71, expiring January 28, 1998.

                               ANTEC CORPORATION

     In 1989, Anixter and Anixter International established an equity participation plan ("EPP") which provided for awards of EPP units to its key employees, including certain employees of the then ANTEC division. The value of units at the date of grant and at the conversion date was based upon a formula which takes into consideration earnings and return on investment of the Company. The employees did not purchase the units but upon conversion received cash for the difference between the escalating beginning unit value and the unit value at date of conversion. Each holder of EPP units was granted stock options effective January 1, 1993 pursuant to the ESIP. Options under this plan can be exercised only if all EPP units held by the optionee are surrendered unconverted. The Company has not recorded an expense for the value of the outstanding EPP units for the years ended December 31, 1997, 1996 and 1995 because management believes the liability relating to the units is insignificant since exercise of any EPP units precludes the holder from exercising stock options granted prior to 1995.

     In 1997, the Company paid its non-employee directors annual retainer fees in the form of stock units. These stock units convert to Common Stock of the Company at the prearranged time selected by each director. At December 31, 1997 there were 20,500 units issued and outstanding.

NOTE 11. PENSION PLANS

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

     Assets of the Company's plans at fair value were $10.3 million and $8.3 million at December 31, 1997 and 1996, respectively. The projected benefit obligations of the Company's plans were $16.7 million and $14.7 million at December 31, 1997 and 1996, respectively. The accumulated benefit obligations of the Company's plans were $9.1 million and $7.3 million at December 31, 1997 and 1996, respectively. The weighted average assumed discount rate used to measure the projected benefit obligation was 7.5% at December 31, 1997 and 1996. The assumed rate of increase in future compensation levels was approximately 6.0% for all years presented. Pension expense for the years ended December 31, 1997, 1996 and 1995 was approximately $2.0 million, $1.3 million and $1.0 million, respectively.

NOTE 12. SALES INFORMATION

     A significant portion of the Company's revenue is derived from sales to TCI aggregating $46.6 million, $153.7 million and $157.1 million for the years ended December 31, 1997, 1996 and 1995, respectively. Export sales accounted for approximately 17%, 17% and 12% of total sales for the years ended December 31, 1997, 1996 and 1995, respectively. Sales to international customers (including export sales) were approximately 24%, 24% and 21% of total sales for the years ended December 31, 1997, 1996 and 1995, respectively.

NOTE 13. SUBSEQUENT EVENT

     In January 1998, ANTEC announced a consolidation plan being implemented concurrently with the creation of the new President & Chief Operating Officer organization in Atlanta. ANTEC will consolidate all of its Rolling Meadows, Illinois corporate and administrative functions into either the Atlanta Technology Center or the Englewood, Colorado TeleWire Supply division headquarters during 1998 and 1999. It is also anticipated as part of this consolidation that the two principal facilities located in Atlanta will be consolidated and that certain international operating and administrative functions located in Miami and Chicago will also be consolidated into Atlanta. In connection with these consolidation changes, ANTEC will take a charge of

                               ANTEC CORPORATION
approximately $10 to $12 million in the first quarter of 1998 reflecting the severance, move and real estate costs associated with these consolidations.

NOTE 14. SUMMARY QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

     The following table summarizes the Company's quarterly consolidated financial information (in thousands, except share data).

                                                              QUARTERS IN 1997 ENDED
                                               ----------------------------------------------------
                                               MARCH 31,      JUNE 30,      SEPT. 30,      DEC. 31,
                                               ---------      --------      ---------      --------
Net sales....................................  $120,034       $124,262      $120,365       $115,417
Gross profit(1)..............................    26,128         33,593        29,316         25,181
Operating income (loss)(1)...................   (23,731)         4,954          (164)        (4,121)
Income (loss) before income taxes............   (25,093)         3,275        (1,669)        (5,491)
Net income (loss)............................  $(16,124)      $    983      $ (1,999)      $ (4,304)
                                               ========       ========      ========       ========
Net income (loss) per common share:
  Basic......................................  $   (.42)      $    .03      $   (.05)      $   (.11)
                                               ========       ========      ========       ========
  Diluted....................................  $   (.42)      $    .02      $   (.05)      $   (.11)
                                               ========       ========      ========       ========

                                                              QUARTERS IN 1996 ENDED
                                               ----------------------------------------------------
                                               MARCH 31,      JUNE 30,      SEPT. 30,      DEC. 31,
                                               ---------      --------      ---------      --------
Net sales....................................  $183,149       $188,742      $178,329       $140,657
Gross profit(2)..............................    45,778         48,069        47,346         38,038
Operating income (loss)(2)...................    12,380         14,968        13,847          4,949
Income (loss) before income taxes(3).........    10,030         12,991        15,931          3,491
Net income (loss)............................  $  7,470       $  7,540      $  9,594       $  1,756
                                               ========       ========      ========       ========
Net income (loss) per common share:
  Basic......................................  $    .20       $    .20      $    .25       $    .05
                                               ========       ========      ========       ========
  Diluted....................................  $    .19       $    .19      $    .24       $    .04
                                               ========       ========      ========       ========

-------------------------
(1) First quarter 1997 includes $28 million of merger/integration costs of which $6.5 million relating to the write-off of inventories has been reflected in cost of sales. See Note 4 to the Consolidated Financial Statements.

(2) Fourth quarter 1996 includes a $3.6 million one-time charge to affect the downsizing of the Company's advertising insertion business. Included in the charge was a write-down of inventories related to the advertising insertion business of approximately $1.5 million which has been reflected in cost of sales. See Note 4 to the Consolidated Financial Statements.

(3) Third quarter 1996 includes a $3.8 million pre-tax gain in connection with the sale of the Company's Canadian distribution business. See Note 5 to the Consolidated Financial Statements.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to directors of the Company is set forth under the caption entitled "Election of Directors" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders and is incorporated herein by reference. Certain information concerning the executive officers of the Company is set forth in Part I of this Report on Form 10-K under the caption entitled "Executive Officers of the Company." Information about Section 16(a) Reporting Delinquencies is set forth under this caption in the Proxy Statement.

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

     None

ITEM 14(A)1 & 2. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL
                 STATEMENT SCHEDULES

FINANCIAL STATEMENTS

     The following Consolidated Financial Statements of ANTEC Corporation and Report of Independent Auditors are filed as part of this Report.

                                                              PAGE
                                                              ----
Report of Independent Auditors..............................   23
Consolidated Balance Sheets at December 31, 1997 and 1996...   24
Consolidated Statements of Operations for the years ended
  December 31, 1997, 1996 and 1995..........................   25
Consolidated Statements of Cash Flows for the years ended
  December 31, 1997, 1996 and 1995..........................   26
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1997,
  1996 and 1995.............................................   27
Notes to the Consolidated Financial Statements..............   28

FINANCIAL STATEMENT SCHEDULES

     Schedules have been omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

ITEM 14(A)3. EXHIBIT LIST

     Each management contract or compensation plan required to be filed as an exhibit is identified by an asterisk(*).

 EXHIBIT
 NUMBER                        DESCRIPTION OF EXHIBIT                       PAGE
 -------                       ----------------------                       ----
 3.1        Certificate of Incorporation and Certificate of Amendment
            thereto**...................................................
 3.1(a)     Restated Certificate of Incorporation**.....................
 3.2        By-laws**...................................................
 4.1        Form of Certificate for Common Stock**......................
10.1(a)*    Amended and Restated Employee Stock Incentive Plan**........
10.1(b)*    Form of Stock Option Grant**................................
10.1(c)*    Amendment Increasing Number of Shares Covered by Amended and
            Restated Employee Stock Incentive Plan (Incorporated by
            reference from ANTEC Corporation's Registration Statement on
            Form S-8, Registration Number 33-12131, Exhibit 4). ........
10.1(d)*    Amended Form of Stock Option Grant (Incorporated by
            reference from ANTEC Corporation's Annual Report on Form
            10-K for the fiscal year ended December 31, 1996, as the
            same number exhibit). ......................................
10.1(e)*    Amended Form of Stock Option................................
10.2        Form of Employee Stock Purchase Plan**......................
10.2(a)     Amendment to Employee Stock Purchase Plan**.................
10.3*       Form of Director Stock Option Plan**........................
10.4*       Form of Supplemental Retirement Benefits Plan**.............
10.5        Form of Tax Allocation Agreement**..........................
10.6*       Form of Agreement with Bruce Van Wagner**...................
10.7        Form of Management Services Agreement**.....................
10.8        Form of Directors & Officers Insurance Agreement**..........
10.9        Registration Rights Agreement with Anixter
            International**.............................................
10.10       Revolving Credit Agreement**................................
10.10(a)    Amendment No. 1 to Revolving Credit Agreement**.............
10.10(b)    Amended and Restated Revolving Credit Agreement
            (Incorporated by reference from ANTEC Corporation's
            Quarterly Report on Form 10-Q for the fiscal quarter ended
            March 31, 1995, Exhibit 10.18)..............................
10.10(c)    Amendment No. 1 to the Amended and Restated Revolving Credit
            Agreement (Incorporated by reference from ANTEC
            Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, as the same number exhibit). ......
10.11       Bill of Sale and General Conveyance and Assumption of
            Liabilities**...............................................
10.12*      Form of Employment Agreement for John M. Egan**.............
10.13*      Form of Employment Agreement for Lawrence A. Margolis,
            Gordon E. Halverson and Martin C. Ingram**..................
10.14*      Consulting Agreement dated February 1, 1998 for James L.
            Faust.......................................................
10.15*      Form of Stock Option Grant for Converted Keptel Options
            (Incorporated by reference from ANTEC Corporation's Annual
            Report on Form 10-K for the fiscal year ended December 31,
            1994, as the same number exhibit). .........................
10.16       Agreement and Plan of Merger with Keptel, Inc., dated July
            27, 1994 (Incorporated by reference to Keptel, Inc.
            Registration Statement on Form S-1, Registration Number
            33-16278, as amended). .....................................
10.17*      Retainer Agreement with James E. Knox (Incorporated by
            reference from ANTEC Corporation's Annual Report on Form
            10-K for the fiscal year ended December 31, 1996, as the
            same number exhibit). ......................................

 EXHIBIT
 NUMBER                        DESCRIPTION OF EXHIBIT                       PAGE
 -------                       ----------------------                       ----
10.18       Amendments to Employment Agreements for Messrs. Margolis,
            Halverson, Ingram and Faust (Incorporated by reference from
            ANTEC Corporation's Annual Report on Form 10-K for the
            fiscal year ended December 31, 1995, as the same number
            exhibit). ..................................................
10.19       Limited Liability Company Agreement of Products Venture
            L.L.C. (Incorporated by reference from ANTEC Corporation's
            Annual Report on Form 10-K for the fiscal year ended
            December 31, 1995, as the same number exhibit)..............
10.20       Agreement dated as of February 27, 1998 among Northern
            Telecom Inc., ANTEC Corporation and Arris Interactive
            L.L.C., amending among other agreements the Limited
            Liability Company Agreement of Products Venture L.L.C.......
10.21       Products Distribution Agreement between Products Venture
            L.L.C. and ANTEC Corporation (Incorporated by reference from
            ANTEC Corporation's Annual Report on Form 10-K for the
            fiscal year ended December 31, 1995, Exhibit 10.20). .......
10.22       Plan of Merger dated October 28, 1996, among ANTEC
            Corporation, TSX Corporation and TSX Acquisition Corporation
            (Incorporated by reference to ANTEC Corporation's
            Registration Statement on Form S-4, Registration Number
            333-19129, Exhibit 2.1). ...................................
10.23*      Employment Agreement, dated May 1, 1995, for William H.
            Lambert (Incorporated by reference from TSX Corporation's
            Annual Report on Form 10-K for the fiscal year ended April
            30, 1995, Exhibit 10(A)(1)1). ..............................
10.24*      Amendment to Employment Agreement for William H. Lambert
            (Incorporated by reference from ANTEC Corporation's Annual
            Report on Form 10-K for the fiscal year ended December 31,
            1996, as the same number exhibit)...........................
10.25*      Stock Option Agreement with William H. Lambert dated March
            14, 1994 (Incorporated by reference from TSX Corporation's
            Annual Report on Form 10-K for the fiscal year ended April
            30, 1994, Exhibit 10(A)(1)3)................................
10.26*      Employment Agreement dated October 16, 1995 for Robert J.
            Stanzione...................................................
10.27*      Amendment to Employment Agreement for Robert J. Stanzione...
13.1        Report of KPMG Peat Marwick LLP.............................
21.1        Subsidiaries of the Registrant..............................
23.1        Consent of Ernst & Young LLP................................
23.2        Consent of KPMG Peat Marwick LLP............................
24.1        Power of Attorney executed by Rod F. Dammeyer...............
24.2        Power of Attorney executed by John R. Petty.................
24.3        Power of Attorney executed by Bruce Van Wagner..............
24.4        Power of Attorney executed by Samuel K. Skinner.............
24.5        Power of Attorney executed by William H. Lambert............
24.6        Power of Attorney executed by James L. Faust................

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

Dated: March 20, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          /s/    JOHN M. EGAN                  Chairman, Chief Executive Officer and    March 20, 1998
---------------------------------------------  Director
                John M. Egan                   (Principal Executive Officer)

        /s/      ROBERT J. STANZIONE           President and Chief Operating Officer    March 20, 1998
---------------------------------------------  (Principal Operating Officer)
             Robert J. Stanzione

         /s/    LAWRENCE A. MARGOLIS           Executive Vice President                 March 20, 1998
---------------------------------------------  (Principal Financial Officer)
            Lawrence A. Margolis

        /s/         DANIEL J. DISTEL           Vice President and Controller            March 20, 1998
---------------------------------------------  (Principal Accounting Officer)
              Daniel J. Distel

         /s/         JAMES L. FAUST*           Director                                 March 20, 1998
---------------------------------------------
               James L. Faust

         /s/      BRUCE VAN WAGNER*            Director                                 March 20, 1998
---------------------------------------------
              Bruce Van Wagner

         /s/       ROD F. DAMMEYER*            Director                                 March 20, 1998
---------------------------------------------
               Rod F. Dammeyer

         /s/         JOHN R. PETTY*            Director                                 March 20, 1998
---------------------------------------------
                John R. Petty

         /s/     WILLIAM H. LAMBERT*           Director                                 March 20, 1998
---------------------------------------------
             William H. Lambert

         /s/      SAMUEL K. SKINNER*           Director                                 March 20, 1998
---------------------------------------------
              Samuel K. Skinner

By /s/ LAWRENCE A. MARGOLIS
  --------------------------------------------
            Lawrence A. Margolis
             (Attorney in fact)

     * Lawrence A. Margolis, as attorney in fact for each person indicated.