Form 10-Q
period 1998-03-31
ANTEC CORP
filed 1998-05-14
CIK 908610

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

   X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ----  EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1998

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ---- EXCHANGE ACT OF 1934

Commission file number 0-22336






                               ANTEC CORPORATION
             (Exact name of registrant as specified in its charter)


Delaware                                           36-3892082
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization                     Identification No.)



                           5720 Peachtree Parkway, NW
                               Norcross, GA 30092
                                 (770)441 -0007
          (Address, including zip code and telephone number, including area code, of registrant's principal executive offices)

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


At April 30, 1998, there were 39,384,506 shares of Common Stock, $0.01 par value, of the registrant outstanding.

PART I.     FINANCIAL INFORMATION

                               ANTEC CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)





                                                          March 31,           December 31,
                                                             1998                1997
                                                          ------------        ------------
                                                          (Unaudited)
                           ASSETS
Current assets:
  Cash and cash equivalents                                $  1,400             $  7,244
  Accounts receivable (net of allowance for
    doubtful accounts of $3,818 in 1998 and
    $4,289 in 1997)                                          98,431               87,800
  Inventories, primarily finished goods                     121,234              111,698
  Other current assets                                        3,498                2,319
                                                           --------             --------
    Total current assets                                    224,563              209,061

Property, plant and equipment, net                           38,028               36,108
Goodwill (net of accumulated amortization
  of $38,012 in 1998 and $36,785 in 1997)                   158,465              159,692
Deferred income taxes, net                                   24,021               19,281
Other assets                                                 22,540               19,741
                                                           --------             --------

                                                           $467,617             $443,883
                                                           ========             ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                          $46,377              $38,404
  Accrued compensation, benefits and related taxes           16,884               15,958
  Other current liabilities                                  33,076               21,397
                                                           --------             --------
    Total current liabilities                                96,337               75,759

Long-term debt                                               80,335               72,339
                                                           --------             --------
  Total liabilities                                         176,672              148,098

Stockholders' equity:
  Preferred stock, par value $1.00 per share, 5
    million shares authorized, none issued and
    outstanding                                                  --                   --
  Common stock, par value $0.01 per share,
    50 million shares authorized; 39.4 million and
    39.3 million shares issued and outstanding in
    1998 and 1997, respectively                                 394                  393
  Capital in excess of par value                            261,742              261,081
  Retained earnings                                          28,832               34,365
  Cumulative translation adjustments                            (23)                 (54)
                                                           --------             --------
    Total stockholders' equity                              290,945              295,785
                                                           --------             --------
                                                           $467,617             $443,883
                                                           ========             ========


        See accompanying notes to the consolidated financial statements.

                               ANTEC CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     (In thousands, except per share data)


                                             Three months ended
                                                  March 31,
                                          -------------------------
                                           1998                1997
                                           ----                ----
Net sales                                $123,441             $120,034
Cost of sales                              90,614               93,906
                                         --------             --------
Gross profit                               32,827               26,128


Operating expenses:
  Selling, general and
    administrative expenses                26,279               27,065
  Amortization of goodwill                  1,226                1,244
  Non-recurring items                      12,000               21,550
                                         --------             --------
                                           39,505               49,859
                                         --------             --------
Operating loss                             (6,678)             (23,731)

Interest expense and other, net             1,355                1,362
                                         --------             --------
Loss before income tax benefit             (8,033)             (25,093)

Income tax benefit                          2,501                8,969
                                         --------             --------
Net loss                                 $ (5,532)            $(16,124)
                                         ========             ========
Net loss per common share                $   (.14)            $   (.42)
                                         ========             ========
Weighted average common shares             39,348               38,420
                                         ========             ========



See accompanying notes to the consolidated financial statements.

                              ANTEC CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)



                                                                   Three months ended
                                                                        March 31
                                                                ------------------------
                                                                   1998          1997
                                                                ----------     ---------
Operating activities:
  Net loss                                                       $(5,532)      $(16,124)
Adjustments to reconcile net loss to net cash
  used by operating activities:
    Depreciation and amortization                                  3,427          3,705
    Deferred income taxes .                                       (4,740)        (5,533)
    Changes in operating assets and liabilities:
      Accounts receivable                                        (10,631)        12,168
      Inventories                                                 (9,536)        11,151
      Accounts payable and accrued liabilities                    20,707        (25,174)
      Other, net                                                    (987)         4,270
                                                                 -------       --------
Net cash used by operating activities                             (7,292)       (15,537)

Investing activities:
  Purchases of property, plant and equipment                      (4,121)        (2,880)
  Investments in/advances to joint ventures                       (3,300)          (750)
  Other                                                              211            (68)
                                                                 -------       --------
Net cash used by investing activities                             (7,210)        (3,698)
                                                                 -------       --------
Net cash used before financing activities                        (14,502)       (19,235)

Financing activities:
  Borrowings                                                      32,500         39,000
  Reductions in borrowings                                       (24,504)       (46,268)
  Proceeds from issuance of common stock                             662              -
                                                                 -------       --------
Net cash provided (used) by financing activities                   8,658         (7,268)
                                                                 -------       --------
Net decrease in cash and cash equivalents                         (5,844)       (26,503)
Cash and cash equivalents at beginning of period                   7,244         27,398
                                                                 -------       --------

Cash and cash equivalents at end of period                       $ 1,400       $    895
                                                                 =======       ========
Supplemental cash flow information:
  Interest paid during the period                                $ 1,322       $  1,714
                                                                 =======       ========
  Income taxes paid during the period                            $    19       $     54
                                                                 =======       ========

        See accompanying notes to the consolidated financial statements.

                               ANTEC CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1.       BASIS OF PRESENTATION

     ANTEC Corporation ("ANTEC" or herein together with its consolidated subsidiaries called the "Company") is an international communications technology company, headquartered in Atlanta, Georgia, with a major office in Denver. The consolidated financial statements include the accounts of the Company after elimination of intercompany transactions. The consolidated financial statements furnished herein reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the consolidated financial statements for the periods shown. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the Company's year ended December 31, 1997.

NOTE 2.       NON-RECURRING ITEMS

     In January 1998, ANTEC announced a consolidation plan being implemented concurrently with the creation of the new President and Chief Operating Officer organization in Atlanta. ANTEC will consolidate all of its Rolling Meadows, Illinois corporate and administrative functions into either the Atlanta Technology Center or the Englewood, Colorado Telewire Supply division headquarters during 1998 and 1999. It is also anticipated as part of this consolidation that the two principal facilities located in Atlanta will be consolidated and that certain international operating and administrative functions located in Miami and Chicago will also be consolidated in Atlanta. In connection with these consolidations, ANTEC recorded a charge of approximately $12 million in the first quarter of 1998. The components of the non-recurring charge included approximately $8.0 million related to personnel costs; and approximately $4.0 million related to facilities and other costs. The personnel-related costs included charges related to the termination of approximately 170 employees.

     In the first quarter of 1997, in connection with the February 6, 1997 merger between ANTEC Corporation and TSX Corporation ("Merger"), the Company recorded merger/integration costs aggregating approximately $28 million. The components of the non-recurring charge included $6.9 million related to the investment banking, legal, accounting and contractual change of control payments associated with the Merger; $11.2 million related to facility and operational consolidation and reorganization due to the combining of various manufacturing operations; and $3.4 million related to severance costs resulting from the elimination of positions duplicated by the Merger and integration. The personnel-related costs included charges related to the termination of approximately 200 employees primarily resulting from the factors described above. Also included in the total merger/integration charge was a write-off of redundant inventories relating to overlapping product lines and product development efforts totaling approximately $6.5 million which has been reflected in cost of sales for the three months ended March 31, 1997. As of March 31, 1998, approximately $2.2 million of the charge had yet to be utilized.

                               ANTEC CORPORATION

            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CON'T.)
                                  (Unaudited)

NOTE 3.   IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

          In the first quarter of 1998, the Company adopted FASB Statement No. 130, Reporting Comprehensive Income. The impact of this Statement on the financial statements was immaterial.

          In June 1997, the FASB issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for the way that public business enterprises report information about operating segments and related disclosures about products and services, geographic areas, and major customers. Statement 131 is effective for the 1998 annual financial statements of the Company. Management has not completed its review of Statement 131, but does not anticipate that the adoption of this statement will have a significant effect on the Company's financial statements.

NOTE 4.   SUBSEQUENT EVENTS

          In April 1998, the Company obtained the right to repurchase all of its common stock owned by Anixter International Inc. ("Anixter") at $14.50 per share. Anixter currently owns approximately 4.9 million shares of ANTEC common stock ("Common Stock"). It is anticipated ANTEC will acquire approximately 4.4 million of these shares, and TCI Ventures Group will acquire the remaining 500,000 shares.

          In April 1998, the Company obtained non-cancelable commitments for a new four-year credit facility ("New Credit Facility") from a group of banks aggregating approximately $85 million. As a result of these commitments and the issuance of the debt discussed below, the Company has classified borrowings under its existing credit facility ("Existing Credit Facility") as a long-term liability.

          In May 1998, the Company issued $115.0 million of 4-1/2% Convertible Subordinated Notes ("Notes") due May 15, 2003 (the "Offering"). The Notes are convertible, at the option of holder, into the Company's common stock at a conversion price of $24.00 per share. The Notes are redeemable, in whole or in part, at the Company's option, at any time on or after May 15, 2001. The net proceeds from the Offering were used to repay all outstanding amounts under the Company's Existing Credit Facility, and the remainder of the net proceeds were invested in government securities, certificates of deposits or similar investment grade securities pending the application thereof to the Company's repurchase of its Common Stock from Anixter described above. The Company has until July 1, 1998 to complete such repurchase. On or prior to July 1, 1998, the Company will use the previously invested proceeds from the Offering, and expects to borrow the remaining funds under the New Credit Facility to complete the Company's repurchase of Common Stock from Anixter.

                               ANTEC CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


COMPARISON OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

      Net Sales. Net sales for the first three months of 1998 were $123.4 million as compared to $120.0 million for the first three months of 1997, an increase of 2.8%. This increase primarily reflects an increase in capital spending by ANTEC's largest customer, Tele-Communications, Inc. ("TCI") largely offset by lower international sales.

     Gross Profit. Gross profit for the first three months of 1998 was $32.8 million as compared to $26.1 million for the first three months of 1997. First quarter 1997 includes a $6.5 million write-off of redundant inventories relating to overlapping product lines and product development efforts in connection with the Merger. Excluding the inventory charge, gross profit as a percentage of net sales for the first three months of 1998 was 26.6% as compared to 27.1% for the first three months of 1997. The decreased gross profit percentage for the three-month period is a result of product mix, notably a decrease in ANTEC manufactured product.

     Selling, General and Administrative ("SG&A") Expenses. SG&A expenses for the first three months of 1998 were $26.3 million compared to $27.1 million for the first three months of 1997. This represents a decrease of 2.9% and reflects ongoing expense controls.

     Non-Recurring Items. In the first quarter of 1998, ANTEC recorded a one-time charge of approximately $12.0 million. The non-recurring charge included the severance, relocation and real estate costs associated with: the consolidation of the Company's Rolling Meadows, Illinois corporate and administrative functions into either the Atlanta Technology Center or the Englewood, Colorado Telewire Supply division headquarters; the consolidation of the Company's two principal facilities in Atlanta into one; and the consolidation of certain international operating and administrative functions located in Miami and Chicago into Atlanta. (See Note 2 of the Notes to the Consolidated Financial Statements.)

     In the first quarter of 1997, the Company recorded merger/integration costs aggregating approximately $28 million. The non-recurring charge included investment banking, legal, accounting and contractual change of control payments associated with the Merger; facility and operational consolidation and reorganization costs due to the combining of various manufacturing operations; and severance costs resulting from the elimination of positions duplicated by the Merger and integration. Also included in the total merger/integration charge was a write-off of redundant inventories relating to overlapping product lines and product development efforts totaling approximately $6.5 million which has been reflected in cost of goods sold for the three months ended March 31, 1997. (See Note 2 of the Notes to the Consolidated Financial Statements.)

                              ANTEC CORPORATION

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CON'T.)


     Interest Expense and Other, Net. Interest expense and other, net remained unchanged at $1.4 million in the first three months of 1998 from the first three months of 1997. This level performance reflects improved working capital levels offset by a higher average interest rate under the Company's Credit Facility.

     Net Loss. Net loss was $5.5 million for the first three months of 1998 as compared to net loss of $16.1 million for the first three months of 1997. Included in the net losses for 1998 and 1997 were non-recurring items of approximately $12.0 and $28.0 million, respectively. (See Note 2 of the Notes to the Consolidated Financial Statements.) The decrease in net loss from the same period in 1997 was due to the factors described above.

FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

REORGANIZATION/MERGER COSTS

     In January 1998, ANTEC announced a consolidation plan being implemented concurrently with the creation of the new President any Chief Operating Officer organization in Atlanta. ANTEC will consolidate all of its Rolling Meadows, Illinois corporate and administrative functions into either the Atlanta Technology Center or the Englewood, Colorado Telewire Supply division headquarters during 1998 and 1999. It is also anticipated as part of this consolidation that the two principal facilities located in Atlanta will be consolidated and that certain international operating and administrative functions located in Miami and Chicago will also be consolidated into Atlanta. In connection with these consolidations, ANTEC recorded a charge of approximately $12 million in the first quarter of 1998. The components of the non-recurring charge included approximately $8.0 million related to personnel costs; and approximately $4.0 million related to facilities and other costs. The personnel-related costs included charges related to the termination of approximately 170 employees.

     In the first quarter of 1997, in connection with the Merger discussed in
Note 2 of the Notes to the Consolidated Financial Statements, the Company recorded merger/integration costs aggregating approximately $28 million. The components of the non-recurring charge included $6.9 million related to the investment banking, legal, accounting and contractual change of control payments associated with the Merger; $11.2 million related to facility and operational consolidation and reorganization due to the combining of various manufacturing operations; and $3.4 million related to severance costs resulting from the elimination of positions duplicated by the Merger and integration. The personnel-related costs included charges related to the termination of approximately 200 employees primarily resulting from the factors described above. Also included in the total merger/integration charge was a write-off of redundant inventories relating to overlapping product lines and product development efforts totaling approximately $6.5 million which has been reflected in cost of sales for the three months ended March 31, 1997. As of March 31, 1998, approximately $2.2 million of the charge had yet to be utilized.

                               ANTEC CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CON'T.)
FINANCING

     As of March 31, 1998, the Company had a balance of $78 million outstanding under its existing credit facility ("Existing Credit Facility"). At March 31, 1998, the Company had approximately $107 million of available borrowings under its Existing Credit Facility. The average interest rate on its outstanding borrowings was 6.5% at March 31, 1998. The commitment fee on unused borrowings is approximately 1/4 of 1%. In April 1998, the Company obtained non-cancelable commitments for a new four-year credit facility ("New Credit Facility") from a group of banks aggregating approximately $85 million. The New Credit Facility will have higher interest costs and will require the Company to pledge certain assets.

     In April 1998, the Company obtained the right to repurchase all of its common stock owned by Anixter International Inc. ("Anixter") at $14.50 per share. Anixter currently owns approximately 4.9 million shares of ANTEC common stock ("Common Stock"). It is anticipated ANTEC will acquire approximately 4.4 million of these shares, and TCI Ventures Group will acquire the remaining 500,000 shares.

     In May 1998, the Company issued $115.0 million of 4-1/2% Convertible Subordinated Notes ("Notes") due May 15, 2003 (the "Offering"). The Notes are convertible, at the option of the holder, into the Company's common stock at a conversion price of $24.00 per share. The Notes are redeemable, in whole or in part, at the Company's option, at any time on or after May 15, 2001. The net proceeds from the Offering were used to repay all outstanding amounts under the Company's Existing Credit Facility, and the remainder of the net proceeds were invested in government securities, certificates of deposits or similar investment grade securities pending the application thereof to the Company's repurchase of its Common Stock from Anixter described above. The Company has until July 1, 1998 to complete such repurchase. On or prior to July 1, 1998, the Company will use the previously invested proceeds from the Offering, and expects to borrow the remaining funds under the New Credit Facility to complete the Company's repurchase of Common Stock from Anixter.

CAPITAL EXPENDITURES

     The Company's capital expenditures were $4.1 million and $2.9 million in the three months ended March 31, 1998 and 1997, respectively. Except for the impact of the Year 2000 discussed below, the Company had no significant commitments for capital expenditures at March 31, 1998.

CASH FLOW

     Cash flows used by operating activities were $7.3 million and $15.5 million for the three months ended March 31, 1997 and 1996, respectively. 1998 primarily reflects increased working capital levels due to higher sales volumes. 1997 includes the impact of merger/integration costs and a reduction in accounts payable.
                                       9

                              ANTEC CORPORATION

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CON'T.)


     Cash flows used by investing activities were $7.2 million and $3.7 million for the three months ended March 31, 1998 and 1997, respectively. 1998 and 1997 include investments in/advances to joint ventures of approximately $3.3 million and $0.8 million, respectively. Both periods include the impact of planned sales and warehouse improvements.

     Cash flows provided (used) by financing activities were $8.7 million and ($7.3) million for the three months ended March 31, 1998 and 1997, respectively. Both periods reflect their respective trends in operating and investing activities, as well as significant reductions in cash balances.

IMPACT OF YEAR 2000

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

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

     The Company will utilize both internal and external resources to reprogram, or replace, and test the software for the system improvement and Year 2000 modifications. The Company anticipates completing the system improvement and the Year 2000 project within one year but no later than March 31, 1999, which is prior to any anticipated impact on its operating systems. The total cost of the system improvement and the Year 2000 project is estimated at approximately $5.0 million and is being funded through operating cash flows.

                              ANTEC CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (con't.)

     Of the total project cost, approximately $2.0 million is attributable to the purchase of new software and hardware which will be capitalized. The remaining $3.0 million, which will be expensed as incurred, is not expected to have a material effect on the results of operations. To date, the Company has incurred approximately $2.6 million ($1.0 million expensed and $1.6 million capitalized for new systems) related to its system improvement and the Year 2000 project.

     The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

PART II.  OTHER INFORMATION

Item 4.   SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

          At the Annual Meeting of Stockholders of ANTEC Corporation held May 7, 1998:

          An election of eight directors was held, and the shares so present were voted as follows for the election of the following:



                                            Number of          Number of
                                         Shares Voted For   Shares Withheld
                                         ----------------   ---------------

              Rod F. Dammeyer                30,905,833       207,061
              John M. Egan                   30,642,689       470,205
              James L. Faust                 30,917,812       195,082
              William H. Lambert             30,918,629       194,265
              John R. Petty                  30,902,970       209,924
              Samuel K. Skinner              30,643,954       468,940
              Robert J. Stanzione            30,920,835       192,059
              Bruce Van Wagner               30,601,065       511,829



Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits

              10.28 4 1/2% Convertible Subordinated Notes due 2003 dated May 5, 1998

          (b) Reports on Form 8-K

              On April 29, 1998, ANTEC filed a report on Form 8-K relating to
              Item 5, Other Events, to describe the Company's obtained right to repurchase all of its shares owned by Anixter International, Inc. and its proposed issue of Convertible Subordinated Notes.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           ANTEC CORPORATION


Dated: May 14, 1998                   By:  /s/ Lawrence A. Margolis
                                           -------------------------
                                           Lawrence A. Margolis
                                           Executive Vice President
                                           (Principal Financial Officer, duly
                                           authorized to sign on behalf of
                                           the registrant)