Form 10-Q
period 1998-06-30
ANTEC CORP
filed 1998-08-13
CIK 908610

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                 --------------

                                   FORM 10 - Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
/X/
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
/ /
COMMISSION FILE NUMBER 0-22336


                                ANTEC CORPORATION
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

     DELAWARE                                                 36-3892082
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

                           5720 PEACHTREE PARKWAY, NW
                               NORCROSS, GA 30092
                                 (770) 441-0007
          (Address, including zip code and telephone number, including area code, of registrant's principal executive offices)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                YES   X   NO
                                   ------    ------

         At July 31, 1998, there were 35,406,231 shares of Common Stock, $0.01 par value, of the registrant outstanding.

===============================================================================

PART I. OTHER INFORMATION

                                ANTEC CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                         June 30,           December 31,
                                                                           1998                 1997
                                                                        ----------          ------------
                                                                        (Unaudited)
                                               ASSETS
Current assets:
     Cash and cash equivalents                                          $      798        $        7,244
     Accounts receivable (net of allowance for doubtful accounts
          of $3,962 in 1998 and $4,289 in 1997)                            119,420                87,800
     Inventories                                                           131,727               111,698
     Other current assets                                                    5,561                 2,319
                                                                        ----------          ------------
          Total current assets                                             257,506               209,061

Property, plant and equipment, net                                          37,930                36,108
Goodwill (net of accumulated amortization of
          $39,238 in 1998 and $36,785 in 1997)                             157,237               159,692
Deferred income taxes, net                                                  22,666                19,281
Other assets                                                                25,298                19,741
                                                                        ----------          ------------
                                                                        $  500,637          $    443,883
                                                                        ==========          ============

                         LIABILITIES AND STOCK HOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                   $   57,365          $     38,404
     Accrued compensation, benefits and related taxes                       18,735                15,958
     Other current liabilities                                              29,511                21,397
                                                                        ----------          ------------
          Total current liabilities
                                                                           105,611                75,759

Long-term debt                                                             161,500                72,339
                                                                        ----------          ------------
          Total liabilities                                                267,111               148,098

Stockholders' equity:
     Preferred stock, par value $1.00 per share, 5 million shares
      authorized, none issued and outstanding                                    -                     -
     Common stock, par value $0.01 per share, 50 million shares authorized; 35.2 million and 39.3 million shares issued
      and outstanding in 1998 and 1997, respectively                           352                   393
     Capital in excess of par value                                        200,377               261,081
     Retained earnings                                                      32,821                34,365
     Cumulative translation adjustments                                        (24)                  (54)
                                                                        ----------          ------------
      Total stockholders' equity                                           233,526               295,785
                                                                        ----------          ------------
                                                                        $  500,637          $    443,883
                                                                        ==========          ============


        See accompanying notes to the consolidated financial statements.

                                ANTEC CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (In thousands, except per share data)



                                                 Three Months Ended                   Six Months Ended
                                                      June 30,                            June 30,
                                           ------------------------------     -------------------------------
                                               1998              1997              1998              1997
                                           -------------     ------------     --------------    -------------

Net sales                                  $     140,704     $    124,262     $      264,145    $     244,296
Cost of sales                                    103,936           90,669            194,550          184,575
                                           -------------     ------------     --------------    -------------
Gross profit                                      36,768           33,593             69,595           59,721
Operating expenses:
      Selling, general and administrative         25,917           27,411             52,196           54,476
      Amortization of goodwill                     1,227            1,228              2,453            2,472
      Non-recurring items                              -                -             12,000           21,550
                                           -------------     ------------     --------------    -------------
                                                  27,144           28,639             66,649           78,498
                                           -------------     ------------     --------------    -------------
Operating income (loss)                            9,624            4,954              2,946          (18,777)
Interest expense and other, net                    1,923            1,679              3,278            3,041
                                           -------------     ------------     --------------    -------------
Income (loss) before income taxes                  7,701            3,275               (332)         (21,818)
Income tax expense (benefit)                       3,713            2,292              1,212           (6,677)
                                           -------------     ------------     --------------    -------------
Net income (loss)                          $       3,988     $        983     $       (1,544)   $     (15,141)
                                           =============     ============     ==============    =============
Net income (loss) per
      weighted average common
      and common equivalent shares:
      Basic                                $        0.10     $       0.03      $       (0.04)    $      (0.39)
                                           =============     ============     ==============    =============
      Diluted                              $        0.10     $       0.02      $       (0.04)    $      (0.39)
                                           =============     ============     ==============    =============
Weighted average common and common
      equivalent shares:
      Basic                                       38,273           38,452             38,809           38,436
                                           =============     ============     ==============    =============
      Diluted                                     41,303           39,729             38,809           38,436
                                           =============     ============     ==============    =============


        See accompanying notes to the consolidated financial statements.

                                ANTEC CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                      Six Months Ended
                                                                          June 30,
                                                               ------------------------------
                                                                   1998              1997
                                                               ------------      ------------
Operating activities:
     Net loss                                                  $     (1,544)     $    (15,141)
     Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
          Depreciation and amortization                               7,577             7,383
          Deferred income taxes                                      (3,385)           (4,009)
          Changes in operating assets and liabilities:
             (Increase) decrease in accounts receivable             (31,620)           14,578
             (Increase) decrease in inventories                     (20,029)           19,306
             Increase (decrease) in accounts payable and
             accrued liabilities                                     30,179           (27,818)
             (Increase) decrease in other, net                       (1,163)            6,497
                                                               ------------      ------------
Net cash provided by (used in) operating activities                 (19,985)              796

Investing activities:
     Purchases of property, plant and equipment                      (6,946)           (6,240)
     Investments in / advances to joint ventures                     (3,300)             (782)
     Other                                                              175               (71)
                                                               ------------      ------------
Net cash used in investing activities                               (10,071)           (7,093)

Financing activities:
     Net borrowings under credit facilities                          91,000            66,000
     Net reductions in borrowings under credit facilities          (116,839)          (82,271)
     Issuance of 4.5% convertible subordinated notes                115,000                 -
     Purchase and retirement of common stock                        (63,459)                -
     Deferred financing costs paid                                   (4,837)                -
     Proceeds from issuance of common stock
                                                                      2,715               896
                                                               ------------      ------------
Net cash provided by (used in) financing activities                  23,580           (15,375)

Effect of exchange rate changes on cash                                  30               (68)
                                                               ------------      ------------
Net decrease in cash and cash equivalents                            (6,446)          (21,740)
Cash and cash equivalents at beginning of period                      7,244            27,398
                                                               ------------      ------------
Cash and cash equivalents at end of period                     $        798      $      5,658
                                                               ============      ============

Supplemental cash flow information:
     Interest paid during the period                           $      2,132      $      3,310
                                                               ============      ============
     Income taxes paid during the period                       $      2,718      $        417
                                                               ============      ============

        See accompanying notes to the consolidated financial statements.

                                ANTEC CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

         Antec Corporation ("ANTEC" or herein together with its consolidated subsidiaries called the "Company") is an international communications technology company, headquartered in Atlanta, Georgia, with a major office in Englewood, Colorado. The consolidated financial statements include the accounts of the Company after elimination of intercompany transactions. The consolidated financial statements furnished herein reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the consolidated financial statements for the periods shown. Interim results of operations are not necessarily indicative of results to be expected for a 12-month period. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the Company's year ended December 31, 1997.

NOTE 2.  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In the first quarter of 1998, the Company adopted FASB Statement No. 130, Reporting Comprehensive Income. The impact of this Statement on the financial statements was immaterial.

         In June 1997, the FASB issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for the way that the public business enterprises report information about operating segments and related disclosures about products and services, geographic areas, and major customers. Statement 131 is effective for the 1998 annual financial statements of the Company. Management has not completed its review of Statement 131, but does not anticipate that the adoption of this statement will have a significant effect on the Company's financial statements.

NOTE 3.  NON-RECURRING ITEMS

         In January 1998, ANTEC announced a consolidation plan being implemented concurrently with the creation of the new President and Chief Operating Officer organization in Atlanta. The Company will consolidate all of its Rolling Meadows, Illinois corporate and administrative functions into either the Atlanta Technology Center or the Englewood, Colorado Telewire Supply division headquarters during 1998 and 1999. It is also anticipated as part of this plan that the two principal facilities located in Atlanta will be consolidated and that certain international operating and administrative functions located in Miami and Chicago will also be consolidated in Atlanta. In connection with these consolidations, the Company recorded a charge of approximately $12.0 million in the first quarter of 1998. The components of the non-recurring charge included approximately $8.0 million related to personnel costs; and approximately $4.0 million related to facilities and other costs. The personnel-related costs included charges related to the termination of approximately 170 employees. As of June 30, 1998, approximately $8.6 million of the charge had yet to be utilized.

         In the first quarter of 1997, in connection with the February 6, 1997 merger between Antec Corporation and TSX Corporation ("Merger"), the Company recorded merger / integration costs aggregating approximately $28.0 million. The components of the non-recurring charge included $6.9 million related to the investment banking, legal, accounting and contractual change of control payments associated with the Merger; $11.2 million related to facility and operational consolidation and reorganization due to the combining of various manufacturing operations; and $3.4 million related to severance costs resulting from the elimination of positions duplicated by the Merger and integration. The personnel-related costs included charges related to the termination of approximately 200 employees primarily resulting from the factors described above. Also included in the total merger / integration charge was a write-off of redundant inventories related to the overlapping product lines and product development

                                ANTEC CORPORATION
efforts totaling approximately $6.5 million that has been reflected in the cost of sales for the six months ended June 30, 1997. As of June 30, 1998, approximately $2.0 million of the charge had yet to be utilized.

NOTE 4.  INVENTORIES

         Inventories consist of:

                                                                          June 30,         December 31,
                                                                            1998               1997
                                                                       --------------    ---------------
                                                                         (Unaudited)
     Raw material                                                      $       30,994    $        27,931
     Work in process                                                            7,305              6,343
     Finished goods                                                            93,428             77,424
                                                                       ==============    ===============
          Total inventories                                            $      131,727    $       111,698
                                                                       ==============    ===============

NOTE 5.  LONG TERM DEBT

         Long term debt consists of:

                                                                          June 30,        December 31,
                                                                            1998              1997
                                                                       ---------------   ----------------
                                                                        (Unaudited)
     Revolving Credit Facility                                         $        46,500   $         70,000
     4.5% Convertible Subordinated Notes                                       115,000                  -
     Other                                                                           -              2,339
                                                                       ---------------   ----------------
          Total long term debt                                         $       161,500   $         72,339
                                                                       ===============   ================


         On May 8, 1998, the Company issued $115.0 million of 4.5% Convertible Subordinated Notes ("Notes") due May 15, 2003 (the "Offering"). The Notes are convertible, at the option of the holder, at any time prior to the close of business on the stated maturity date, into the Company's common stock ("Common Stock") at a conversion price of $24.00 per share. The Notes are redeemable, in whole or in part, at the Company's option, at any time on or after May 15, 2001. The net proceeds from the Offering were used to repay all outstanding amounts under the Company's existing credit facility, and the remainder of the net proceeds were invested in government securities, certificates of deposits or similar investment grade securities until June 1998 when the Company completed the repurchase of approximately 4.4 million shares of Common Stock owned by Anixter International Inc. ("Anixter") for approximately $63.5 million. (See
Note 6 of the Notes to the Consolidated Financial Statements.)

         On May 21, 1998, the Company entered into a new secured four-year credit facility ("New Credit Facility") with a group of banks aggregating $85.0 million. The New Credit Facility permits the Company to borrow, on a revolving basis, an amount contingent upon the level of certain eligible assets. The New Credit Facility provides for various interest rate alternatives. The average annual interest rate on borrowings was approximately 8.1% at June 30, 1998. The commitment fee on unused borrowings is approximately 0.5%. The New Credit Facility contains various restrictions including covenants, limits on payments to stockholders and interest coverage and net worth tests.

NOTE 6.  COMMON STOCK

         In June 1998, the Company repurchased approximately 4.4 million shares of Common Stock owned by Anixter for approximately $63.5 million. The TCI Venture Group, an affiliate of the Company, acquired the remaining 500,000 shares of Common Stock owned by Anixter for approximately $7.3 million.

                                ANTEC CORPORATION

NOTE 7.  EARNINGS PER SHARE

         The following is an illustration of the reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations and other related disclosures.


                                                    Three Months Ended              Six Months Ended
                                                         June 30,                       June 30,
                                                ----------------------------  -----------------------------
                                                    1998           1997           1998            1997
                                                -------------  -------------  -------------   -------------
Numerator:
    Net income (loss); numerator for basic
     and diluted earnings per share - income
     (loss) available to common stockholders .   $ 3,988         $   983       $(1,544)         $(15,141)
                                                 =======         =======       =======          ========
Denominator:
    Denominator for basic earnings per share -
     weighted-average shares .................    38,273          38,452        38,809            38,436
    Effects of dilutive securities:
     Options / warrants ......................     3,030           1,277          --                --
                                                 -------         -------       -------          --------
    Denominator for diluted earnings per share    41,303          39,729        38,809            38,436
                                                 =======         =======       =======          ========
Basic earnings per share .....................   $  0.10         $  0.03       $ (0.04)         $  (0.39)
                                                 =======         =======       =======          ========
Diluted earnings per share                       $  0.10         $  0.02       $ (0.04)         $  (0.39)
                                                 =======         =======       =======          ========


The 4.5% Convertible Subordinated Notes were antidilutive for the three and six month periods ended June 30, 1998. The effects of the options and warrants were not presented for the six months ended June 30, 1998 and 1997 as the Company incurred a net loss and inclusion of these securities would be antidilutive.

                                ANTEC CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND
1997

         Net Sales. Net sales for the three and six-month periods ended June 30, 1998 were $140.7 million and $264.1 million, respectively, as compared to $124.3 million and $244.3 million for the same periods in 1997. This represents an increase of 13.2% and 8.1% for the three and six month periods, respectively. These increases primarily reflect additional capital spending by the Company's largest customer, Tele-Communications, Inc. ("TCI"). These gains were partially offset by lower international sales primarily in Latin America due to regulatory uncertainties and in the Pacific Rim resulting from currency issues.

         Gross Profit. Gross profit for the three and six-month periods ended June 30, 1998 was $36.8 million and $69.6 million, respectively, as compared to $33.6 million and $59.7 million for the same periods in 1997. The six-month period ended June 30, 1997 includes a $6.5 million write-off of redundant inventories related to overlapping product lines and product development efforts in connection with the merger between Antec Corporation and TSX Corporation ("Merger"). Excluding the inventory charge, gross profit as a percentage of sales for the three and six-month periods ended June 30, 1998 was 26.1% and 26.3%, respectively, as compared to 27.0% and 27.1% for the same periods in 1997. The decreased gross profit percentage for the three and six-month periods ended June 30, 1998 are primarily due to the completion of certain material management contracts and from manufacturing inefficiencies associated with new product introductions.

         Selling, General and Administrative ("SG&A") Expenses. SG&A expenses for the three and six month periods ended June 30, 1998 were $25.9 million and $52.2 million, respectively, as compared to $27.4 million and $54.5 million for the same periods in 1997. These expenses decreased by 5.5% and 4.2% for the three and six-month periods, respectively, as a result of ongoing expense control.

         Non-Recurring Items. In the first quarter of 1998, the Company recorded a one-time charge of approximately $12.0 million. The non-recurring charge included the severance, relocation and real estate costs associated with: the consolidation of the Company's Rolling Meadows, Illinois corporate and administrative functions into either the Atlanta Technology Center or the Englewood, Colorado Telewire Supply division headquarters; the consolidation of the Company's two principal facilities in Atlanta into one; and the consolidation of certain international operating and administrative functions located in Miami and Chicago into Atlanta. As of June 30, 1998, approximately $8.6 million of the charge had yet to be utilized. (See Note 3 of the Notes to the Consolidated Financial Statements.)

         In the first quarter of 1997, the Company recorded merger / integration costs aggregating approximately $28.0 million. The non-recurring charge included investment banking, legal, accounting and contractual change of control payments associated with the Merger; facility and operational consolidation and reorganization costs due to the combining of various manufacturing operations; and severance costs resulting from the elimination of positions duplicated by the Merger and integration. Also included in the total merger / integration charge was a write-off of redundant inventories as noted in the gross profit narrative. As of June 30, 1998, approximately $2.0 million of the charge had yet to be utilized. (See Note 3 of the Notes to the Consolidated Financial Statements.)

         Interest Expense and Other, Net. Interest expense and other, net for the three and six-month periods ended June 30, 1998 were $1.9 million and $3.3 million, respectively, as compared to $1.7 million and $3.0 million for the same periods in 1997. The three and six-months ended June 30, 1998 includes the impact of the issuance of $115.0 million of 4.5% Convertible Subordinated Notes ("Notes") and the related deferred financing fees. The periods ended June 30, 1998 also include the impact of the repurchase of 4.4 million shares of the Company's common stock ("Common Stock") from Anixter International Inc. ("Anixter") for $63.5 million. Additionally, interest expense for 1998 includes the write-off of the

                                ANTEC CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

remaining deferred financing fees related to the Company's previous credit facility paid down in May 1998. (See Notes 5 and 6 of the Notes to the Consolidated Financial Statements.)

         Net Income (Loss). Net income (loss) for the three and six-month periods ended June 30, 1998 was $4.0 million and $(1.5) million, respectively, as compared to $1.0 million and $(15.1) million for the same periods in 1997. Included in the net losses for the six month periods ended June 30, 1998 and 1997 were non-recurring items of approximately $12.0 and $28.0 million, respectively. (See Note 3 of the Notes to the Consolidated Financial Statements.)

FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

FINANCING

         On May 8, 1998, the Company issued $115.0 million of 4.5% Notes due May 15, 2003 (the "Offering"). The Notes are convertible, at the option of the holder, at any time prior to the close of business on the stated maturity date, into the Company's Common Stock at a conversion price of $24.00 per share. The Notes are redeemable, in whole or in part, at the Company's option, at any time on or after May 15, 2001. The net proceeds from the Offering were used to repay all outstanding amounts under the Company's existing credit facility, and the remainder of the net proceeds were invested in government securities, certificates of deposits or similar investment grade securities until June 1998 when the Company completed the repurchase of approximately 4.4 million shares of Common Stock owned by Anixter for approximately $63.5 million. The TCI Venture Group, an affiliate of the Company, acquired the remaining 500,000 shares of Common Stock owned by Anixter for approximately $7.3 million. (See Notes 5 and 6 of the Notes to the Consolidated Financial Statements.)

         On May 21, 1998, the Company entered into a new secured four-year credit facility ("New Credit Facility") with a group of banks aggregating $85.0 million. The New Credit Facility permits the Company to borrow, on a revolving basis, an amount contingent upon the level of certain eligible assets. The New Credit Facility provides for various interest rate alternatives. The average annual interest rate on borrowings was approximately 8.1% at June 30, 1998. The commitment fee on unused borrowings is approximately 0.5%. The New Credit Facility contains various restrictions including covenants, limits on payments to stockholders and interest coverage and net worth tests. As of June 30, 1998, the Company is in compliance with all such covenants.

CAPITAL EXPENDITURES

         The Company's capital expenditures were $6.9 million and $6.2 million for the six months ended June 30, 1998 and 1997, respectively. Except for the impact of the Year 2000 Issue discussed below, the Company had no significant commitments for capital expenditures at June 30, 1998.

CASH FLOWS

         Cash levels have decreased by approximately $6.4 million during the first six months of 1998 as compared to year end December 31, 1997. Cash used in operating activities was $20.0 million while the Company spent $6.9 million in capital expenditures and $3.3 million in additional investments in its joint ventures. These cash outlays were partially offset by net positive cash flows of $23.6 million provided through financing activities and $0.2 million provided through other investing activities.

                                ANTEC CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

CASH FLOWS - CONTINUED

         Operating activities utilized cash of $20.0 million, which is reflective of the increased working capital levels required by increased sales volume during the period ended June 30, 1998. For the same period in 1997, operating activities provided $0.8 million. Most significant to this negative cash flow was an increase in accounts receivable levels of approximately $31.6 million since year-end 1997 to $119.4 million. The increase is primarily related to the increase in sales and does not represent a significant change in aging.

         Also related to operating activities was an increase in inventories of approximately $20.0 million since year-end December 1997 to $131.7 million. This increase is primarily within finished goods which is reflective of the higher revenues and product demands. Despite the increased inventory levels during the first six months of 1998, inventory turns have remained fairly stable at 3.3 times.

         These negative operating cash flows were partially offset by increased levels of accounts payable. This increase provided $30.2 million of positive operating cash flows and is indicative of the increased purchasing necessary to meet product demand volumes.

         Cash flows used by investing activities were $10.1 million for the six months ended June 30, 1998 as compared to $7.1 million for the same period in 1997. The investments during 1998 include $6.9 million spent on capital assets and $3.3 million invested in or advanced to the Company's joint ventures. During the first six months of 1997 the Company had capital expenditures of $6.2 million and investments in or advances to its joint ventures of $0.8 million.

         Cash flows provided by financing activities were $23.6 million for the six months ended June 30, 1998 as compared to negative cash flows of $15.4 million for the same period in 1997. The most significant financing activities which occurred during the six months ended June 1998 include the impact of the issuance of $115.0 million of 4.5% Notes and the repurchase of 4.4 million shares of Common Stock from Anixter for approximately $63.5 million. (See Notes 5 and 6 of the Notes to the Consolidated Financial Statements.)

         The Company believes that funds generated from operations, existing cash balances and its available senior credit facility will be sufficient to support the Company's future growth.

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

         Based on a recent assessment, and the Company's ongoing evaluation of its computer processing systems, the Company determined that it would be required to modify or replace significant portions of its software to improve those systems. It is anticipated that these modifications and improvements will enable its computer processing systems to function properly with respect to dates in the year 2000 and thereafter. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

                                ANTEC CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

IMPACT OF YEAR 2000 - (CONTINUED)

         The Company's total Year 2000 project cost and estimates to complete include the estimated costs and time associated with the impact of third party Year 2000 Issues based on presently available information. However, there can be no guarantee that the systems of other companies on which ANTEC's systems rely will be timely converted and would not have an adverse effect on the Company's operations. The Company has determined that it has no exposure to contingencies related to the Year 2000 Issue for the products sold.

         The Company will utilize both internal and external resources to reprogram, or replace, and test the software for the system improvements and Year 2000 modifications. The Company anticipates completing the system improvements and the Year 2000 project within one year but no later than March 31, 1999, which is prior to any anticipated impact on its operating systems. The total cost of the system improvements and the Year 2000 project is estimated at approximately $5.0 million and is being funded through operating cash flows.

         Of the total project cost, approximately $3.8 million is attributable to the purchase of new software and hardware, in addition to consulting fees, which will be capitalized. The remaining $1.2 million, which will be expensed as incurred, is not expected to have a material effect on the results of operations. To date, the Company has incurred approximately $2.9 million ($1.0 million expensed and $1.9 million capitalized for new systems) related to its system improvements and the Year 2000 project.

         The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates. These estimates were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

FORWARD LOOKING STATEMENTS

         Any of the above statements that are not statements about historical facts are forward looking statements. The forward looking statements, as outlined in the Private Securities Litigation Reform Act of 1995 ("the Act"), can be identified by the use of terms such as "may," "expect," "anticipate," "intend," "estimate," "believe," "continue," or similar variations or the negative thereof. Such forward looking statements are based on current expectations but involve risks and uncertainties. The Company's business is dependent upon general economic conditions as well as competitive, technological, and regulatory developments and trends specific to the Company's industry and customers. These conditions and events could be substantially different than believed or expected and these differences may cause actual results to vary materially from the forward looking statements made or the results which could be expected to accompany such statements. Specific factors which could cause such material differences include the following: Design or manufacturing defects in the Company's products which could curtail sales and subject the Company to substantial costs for removal, replacement and reinstallation of such products; manufacturing or product development problems that the Company does not anticipate because of the Company's relative experience with these activities; an inability to absorb or adjust costs in response to lower than anticipated sales volumes; unanticipated costs or inefficiencies from the ongoing consolidation of certain activities; loss of key management, sales or technical employees; decisions, by the Company's larger customers, to cancel contracts or orders as they are entitled to do or not enter into new contracts or orders with the Company because of dissatisfaction, technological or competitive changes, changes in

                                ANTEC CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

FORWARD LOOKING STATEMENTS - (CONTINUED)

control or other reasons; and the Company's inability, as a result of the Company's relative experience, to deliver construction services within anticipated costs and time frames which could cause loss of business, operating losses and damage claims. The above list is representative of the factors which could affect the Company's forward looking statements and is not intended as an all encompassing list of such factors. In providing forward looking statements, the Company is not undertaking any obligation to update publicly or otherwise these statements, whether as a result of new information, future events or otherwise.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)       Exhibits

                  10.1 Credit Agreement (Incorporated by reference from ANTEC
                       Corporation's Registration Statement on Form S-3, Registration Number 333-58437, Exhibit 10.1)
                    27 Financial Data Schedule (for SEC use only)

        (b)        Reports on Form 8-K

                   None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        ANTEC CORPORATION

                                        By: /s/  LAWRENCE A. MARGOLIS
                                            -----------------------------------
                                            Lawrence A. Margolis
                                            Executive Vice President
                                            (Principal Financial Officer, duly
                                            authorized to sign on behalf of
                                            the registrant)

Dated: August 12, 1998