Form 10-K/A
period 1997-12-31
ANTEC CORP
filed 1998-08-21
CIK 908610

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-K/A


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

                      DOCUMENTS INCORPORATED BY REFERENCE


     Certain portions of the Registrant's Proxy Statement for the 1998 Annual Meeting of Stockholders of ANTEC Corporation are incorporated by reference into
Part III. This document consists of 47 pages. Exhibit List is on page 45.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----
PART I.
Item 1.       Business....................................................    3
Item 2.       Properties..................................................    9
Item 3.       Legal Proceedings...........................................    9
Item 4.       Submission of Matters to a Vote of Security Holders.........   10
PART II.
Item 5.       Market for the Registrant's Common Stock and Related
                Stockholder Matters.......................................   12
Item 6.       Selected Consolidated Historical and Pro Forma Financial
                Data......................................................   13
Item 7.       Management's Discussion and Analysis of Financial Condition
                and Results of Operations.................................   14
Item 8.       Consolidated Financial Statements and Supplementary Data....   22
Item 9.       Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure..................................   22
PART III.
Item 10.      Directors and Executive Officers of the Registrant..........   43
Item 11.      Executive Compensation......................................   43
Item 12.      Security Ownership of Certain Beneficial Owners and
                Management................................................   43
Item 13.      Certain Relationships and Related Transactions..............   43
PART IV.
Item 14.      Exhibits, Financial Statement Schedules and Reports on Form
                8-K.......................................................   44

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

SIGNIFICANT CUSTOMERS


     The cable industry is highly concentrated with the majority of U.S. domestic subscribers being served by approximately twenty-five major domestic multi-system operators ("MSOs"). In 1997, over 41% of the Company's revenues were obtained from sales to the twenty-five largest MSOs. Traditionally, a significant portion of the Company's revenue is derived from sales to TCI aggregating $46.6 million, $153.7 million and $157.1 million for the years ended December 31, 1997, 1996 and 1995, respectively. The October 1996 decision by TCI to cease accepting shipments of the products the Company and its competitors traditionally sold to it had a material adverse effect on the Company's financial performance in 1997. Sales to TCI in 1998 are expected to be substantially greater than 1997 sales, but not as high as prior years. The Company is not able to project future sales levels to TCI. A future decision by TCI or other large cable companies to reduce purchases could have a material adverse effect on the Company's business in the future. In addition, the consolidation in the cable industry can have an adverse effect on the Company's business as participants reduce capital expenditures. In 1997 for example, the Company experienced a material slow-down in sales due in part to the impact of trades, swaps and partnerships that occurred among domestic cable operators throughout most of 1997. Recently TCI announced that it had agreed to be acquired by AT&T Corp. The consequences, if any, to the Company of this acquisition are not yet determinable.


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

ITEM 2. PROPERTIES


     The Company conducts its operations from 25 different locations, two of which are owned and the remainder of which are leased. These facilities consist of sales and administrative offices, warehouses and manufacturing facilities totaling approximately 1,200,000 square feet. The Company's long-term leases expire at various dates through 2005. Two of these leases expire prior to December 31, 1999, and the Company expects to renew these leases, or to obtain alternative space, in the ordinary course of its business. The principal properties are located in Ontario, California; Tinton Falls, New Jersey; Atlanta, Georgia; Denver, Colorado; El Paso, Texas; Raleigh, North Carolina; Rock Falls, Illinois; Juarez, Mexico and Chesham, England. The Company believes that its current properties are adequate for its operations, although the Company is in the process of consolidating its Atlanta, Georgia operations into a newly leased facility.


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

ITEM 6. SELECTED CONSOLIDATED HISTORICAL AND PRO FORMA FINANCIAL DATA


     The selected consolidated financial data for each of the three years in the period ended December 31, 1997 set forth below are derived from the accompanying audited consolidated financial statements of the Company and should be read in conjunction with such statements and related notes thereto. The selected consolidated financial data for 1994 and 1993 is derived from the Company's unaudited financial statements. On February 6, 1997, shareholders of ANTEC Corporation and TSX Corporation ("TSX") approved the Plan of Merger ("Merger") dated as of October 28, 1996 among ANTEC Corporation, TSX Corporation and TSX Acquisition Corporation, and the Merger resulting in TSX becoming a wholly-owned subsidiary of ANTEC became effective on the date. Prior to the combination, TSX's fiscal year ended April 30, and ANTEC's fiscal year ended December 31. TSX's historical financial statements for the periods prior to December 31, 1996 had to be adjusted to within 93 days of ANTEC's year-end. Therefore, the statement of operations for the twelve months ended December 31, 1996, 1995, 1994 and 1993 represent ANTEC's fiscal period ended on those dates combined with TSX's twelve months ended the last Saturday in October 1996, 1995, 1994 and 1993, respectively. All intercompany sales between TSX and ANTEC were eliminated. The historical consolidated financial information is not necessarily indicative of the results of future operations and should be read in conjunction with the historical consolidated financial statements of the Company and the related notes thereto included elsewhere in this Report.


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
                                            ========   ========   ========   ========

-------------------------


(1) In the first quarter of 1997, in connection with the Merger, the Company recorded merger/integration costs aggregating approximately $28.0 million. Included in the merger/integration charge was a write-off of redundant inventories relating to overlapping product lines and product development efforts totaling approximately $6.5 million which has been reflected in cost of sales. See Note 5 of the Notes to the Consolidated Financial Statements.



(2) In the fourth quarter of 1996, the Company recorded a one-time charge to affect the downsizing of the Company's advertising insertion business. Included in the charge was a write-down of inventories related to the advertising insertion business of approximately $1.5 million which has been reflected in cost of sales. See Note 5 of the Notes to the Consolidated Financial Statements.



(3) In the third quarter of 1995, the non-recurring charge resulted from the Company's decision to reorganize, streamline and consolidate its existing businesses in order to reduce costs of operations and to refocus its product and market development activities. See Note 5 of the Notes to the Consolidated Financial Statements.



(4) In the third quarter of 1996, the Company sold its Canadian distribution business to Cabletel Communications Corporation ("Cabletel"). See Note 6 of the Notes to the Consolidated Financial Statements.



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

SIGNIFICANT CUSTOMERS


     The cable industry is highly concentrated with the majority of U.S. domestic subscribers being served by approximately twenty-five major domestic multi-system operators ("MSOs"). In 1997, over 41% of the Company's revenues were obtained from sales to the twenty-five largest MSOs. Traditionally, a significant portion of the Company's revenue is derived from sales to TCI aggregating $46.6 million, $153.7 million and $157.1 million for the years ended December 31, 1997, 1996 and 1995, respectively. The October 1996 decision by TCI to cease accepting shipments of the products the Company and its competitors traditionally sold to it had a material adverse effect on the Company's financial performance in 1997. Sales to TCI in 1998 are expected to be substantially greater than 1997 sales but not as high as prior years. The Company is not able to project future sales levels to TCI. A future decision by TCI or other large cable companies to reduce purchases could have a material adverse effect on the Company's business in the future. In addition, the consolidation in the cable industry can have an adverse effect on the Company's business as participants reduce capital expenditures. In 1997 for example, the Company experienced a material slow-down in sales due in part to the impact of trades, swaps and partnerships that occurred among domestic cable operators throughout most of 1997. Recently TCI announced that it had agreed to be acquired by AT&T Corp. The consequences, if any, to the Company of this acquisition are not yet determinable.


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

RESULTS OF OPERATIONS

     The following table sets forth certain financial data as a percentage of net sales:

                                                          YEARS ENDED DECEMBER 31,
                                                        -----------------------------
                                                        1997        1996        1995
                                                        ----        ----        ----
Net sales...........................................    100.0%      100.0%      100.0%
Cost of sales.......................................     76.2        74.1        74.0
                                                        -----       -----       -----
Gross profit........................................     23.8        25.9        26.0
Selling, general and administrative expenses........     23.1        18.2        18.3
Non-recurring items.................................      4.5         0.3         2.9
                                                        -----       -----       -----
Operating income (loss).............................     (4.8)        6.7         4.1
Interest expense and other, net.....................      1.2         1.1         1.5
Gain on sale of Canadian business...................       --        (0.5)         --
                                                        -----       -----       -----
Income (loss) before income tax expense (benefit)...     (6.0)        6.1         2.6
Income tax expense (benefit)........................     (1.5)        2.3         1.4
                                                        -----       -----       -----
Net income (loss)...................................     (4.5)%       3.8%        1.2%
                                                        =====       =====       =====

COMPARISON OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


     Net Sales. Net sales were $480.1 million in 1997 as compared to $690.9 million in 1996. Of this decrease, approximately $107.1 million was attributable to reduced sales to TCI, approximately $37.6 million was attributable to the completion of a major Australian rebuild during 1996 and the balance was due to the continued softness in the domestic market in general, due largely to the impact of trades, swaps and partnerships that occurred among domestic cable operators throughout most of 1997. The principle portion of the materials management services program provided by the Company is scheduled to end in May 1998. 1997 net sales included approximately $8.9 million of fees related to these materials management services programs. Traditionally, a significant portion of the company's revenue is derived from sales to TCI, aggregating $157.1 million, $153.7 million and $46.6 million for the years ended December 31, 1995, 1996 and 1997, respectively. The October 1996 decision by TCI to cease accepting shipments of the products the Company and its competitors traditionally sold to it had a material adverse effect on the Company's financial performance in 1997. Sales to TCI in 1998 are expected to be substantially greater than 1997 sales, but not as high as prior years. The Company is not able to project future sales levels to TCI. A future decision by TCI or other large cable companies to reduce purchases could have a material adverse effect on the Company's business in the future.


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



     Non-Recurring Items. In the first quarter of 1997, the Company recorded merger/integration costs aggregating approximately $28.0 million. The non-recurring charge included investment banking, legal, accounting and contractual change of control payments associated with the Merger; facility and operational consolidation and reorganization costs due to the combining of various manufacturing operations; and severance costs resulting from the elimination of positions duplicated by the Merger and integration. Also included in the total merger/integration charge was a write-off of redundant inventories totaling approximately

$6.5 million which has been reflected in cost of sales for the year ended December 31, 1997. (See Financial Liquidity and Capital Resources.)

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

FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

     Reorganization/Merger Costs


     In the first quarter of 1997, in connection with the Merger discussed above, the Company recorded merger/integration costs aggregating approximately $28.0 million. The components of the non-recurring charge included $6.9 million related to the investment banking, legal, accounting and contractual change of control payments associated with the Merger; $11.2 million related to facility and operational consolidation and reorganization due to the combining of various manufacturing operations; and $3.4 million related to severance costs resulting from the elimination of positions duplicated by the Merger and integration. The personnel-related costs included charges related to the termination of approximately 200 employees primarily resulting from the factors described above. Also included in the total merger/integration charge was a write-off of redundant inventories totaling approximately $6.5 million which has been reflected in cost of sales for the year ended December 31, 1997. The costs related to the facility and operational consolidation and reorganization were comprised of costs associated with the shutdown of several of the Company's operating locations. These costs consisted of lease termination payments, losses on sale and disposal of building and equipment and other related fixed assets. All of the planned facility closings were completed and related cash costs were expended by the end of 1997. In 1997, the Company paid approximately $2.4 million relating to personnel-related costs which represented the termination of approximately 175 employees. As of December 31, 1997, approximately $2.1 million of cash costs had yet to be expended which consisted of contractual obligations resulting from the Merger and other personnel-related costs. The Company anticipates these costs will be expended in 1998. As of December 31, 1997, there have been no significant adjustments to the liability.


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


     In January 1998, ANTEC announced a consolidation plan being implemented concurrently with the creation of the new President & Chief Operating Officer organization in Atlanta. ANTEC will consolidate all of its Rolling Meadows, Illinois corporate and administrative functions into either the Atlanta Technology Center or the Englewood, Colorado TeleWire Supply division headquarters during 1998 and 1999. It is also anticipated as part of this consolidation that the two principal facilities located in Atlanta will be consolidated and that certain international operating and administrative functions located in Miami and Chicago will also be consolidated into Atlanta. In connection with these consolidation changes, ANTEC will take a charge of approximately $10 to $12 million in the first quarter of 1998 reflecting the severance, move and real estate costs associated with these consolidations. The Company anticipates that these consolidations will reduce annual operating costs by as much as $10 million however, the impact of these savings is not expected to be realized in full until 1999.


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


  Interest Rates



     As of December 31, 1997, the Company had approximately $70 million in floating rate indebtedness. The Company has entered into an interest rate swap agreement which effectively fixes the interest rate on a portion of its floating rate obligation. The interest rate swap agreement has a notional principal amount of $50 million and a fixed rate of approximately 6.0%. This agreement expires in 2000. The interest differential paid or received is recognized as an adjustment to interest expense. The fair value of the interest rate swap agreement was estimated using a quote from an outside source and represents the cash requirement as if the agreement had been settled at year end. The fair value of the interest rate swap agreement, which is not reflected in the financial statements, was approximately a $0.2 million liability at December 31, 1997.



  Foreign Currency



     A significant portion of the Company's products is manufactured or assembled in Mexico and other countries outside the United States. The Company's sales of its equipment into international markets have been and are expected in the future to be an important part of the Company's business. These foreign operations are subject to the usual risks inherent in conducting operations abroad, including risks with respect to currency exchange rates, economic and political destabilization, restrictive actions and taxation by foreign governments, nationalization, the laws and policies of the United States affecting trade, foreign investment and loans, and foreign tax laws. Even though all of the Company's international sales have been dollar denominated, the Company's business could be adversely affected if relevant currencies fluctuate relative to the United States dollar.


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


     Cash flows used by financing activities were ($26.4) million, ($13.2) million and ($7.5) million for the years ended December 31, 1997, 1996 and 1995, respectively. The net use of ($26.4) million in 1997 primarily reflects the reduction of cash and cash equivalents held from December 31, 1996 to December 31, 1997 of $20.1 million and resultant pay down of corporate debt during the year. Additionally, the use in 1997 was funded by net cash provided by operating activities of $26.8, which positively reflected improved working capital levels (i.e. accounts receivable and inventory) and the negative impact of costs paid relating to the merger/integration. This cash provided by operating activities available to fund financing activities was largely offset by net cash used by investing activities of ($20.5). The net use of ($13.2) million in 1996 reflects positive cash flow from operations of $28.1 million partially used to increase cash and cash equivalents by $13.3 million. The net use of ($7.5) million in 1995 reflects positive results from operations and improved working capital, primarily inventories. These positive cash flows from operations were offset by investing activities of ($23.5) million and an increase in cash and cash equivalents of $4.0 million.


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


     If any of the Company's suppliers or customers do not, or if the Company itself does not, successfully deal with the Year 2000 Issue, the Company could experience delays in receiving or sending goods that would increase its costs and that could cause the Company to lose business and even customers and could subject the Company to claims for damages. Problems with the Year 2000 Issue could also result in delays in the Company invoicing its customers or in the Company receiving payments from them that would affect the Company's liquidity. Problems with the Year 2000 Issue could affect the activities of the Company's customers to the point that their demand for the Company's products is reduced. The severity of these possible problems would depend on the nature of the problem and how quickly it could be corrected or an alternative implemented, which is unknown at this time. In the extreme such problems could bring the Company to a standstill.



     The Company, based on its normal interaction with its customers and suppliers and the wide attention the Year 2000 Issue has received, believes that its suppliers and customers will be prepared for the Year 2000 Issue. There can, however, be no assurance that this will be so. The Company has not sought any written assurances from its suppliers or customers because it does not believe that any such assurances would be meaningful. The Company has not yet seen any need for contingency plans for the Year 2000 Issue, but this need will be continuously monitored as the Company acquires more information about the preparations of its suppliers and customers. Some risks of the Year 2000 Issue are beyond the control of the Company and its suppliers and customers. For example no preparations or contingency plan will protect the Company from a down turn in economic activity caused by the possible ripple effect through out the entire economy that could be caused by problems of others with the Year 2000 Issue.


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


FORWARD LOOKING STATEMENTS



     Any of the above statements that are not statements about historical facts are forward looking statements. The forward looking statements, as outlined in the Private Securities litigation Reform Act of 1995 , can be identified by the use of terms such as "may," "expect," "anticipate," "intend," "estimate," "believe," "continue," or similar variations or the negative thereof. Such forward looking statements are based on current expectations but involve risks and uncertainties. The Company's business is dependent upon general economic conditions as well as competitive, technological, and regulatory developments and trends specific to the Company's industry and customers. These conditions and events could be substantially different than believed or expected and these differences may cause actual results to vary materially from the forward looking statements made or the results which could be expected to accompany such statements. Specific factors which could cause such material differences include the following: design or manufacturing defects in the Company's products which could curtail sales and subject the Company to substantial costs for removal, replacement and reinstallation of such products; manufacturing or product development problems that the Company does not anticipate because of the Company's relative experience with these activities; and inability to absorb or adjust costs in response to lower than anticipated sales volumes; unanticipated costs or inefficiencies from the ongoing consolidation of certain activities; loss of key management, sales or technical employees; decisions, by the Company's larger customers, to cancel contracts or orders as they are entitled to do or not enter into new contracts or orders with the Company because of dissatisfaction, technological or competitive changes, changes in control or other reasons; and the Company's inability, as a result of the Company's relative experience, to deliver construction services within anticipated costs and time frames which could cause loss of business, operating losses and damage claims. The above list is representative of the factors which could affect the Company's forward looking statements and is not intended as an all encompassing list of such factors. In providing forward looking statements, the Company is not undertaking any obligation to update publicly or otherwise these statements, whether as a result of new information, future events or otherwise.


ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


     The report of independent auditors and consolidated financial statements and notes thereto for the Company are included in this Report and are listed in the Index to Consolidated Financial Statements which appears on page 23.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                               ANTEC CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                              PAGE
                                                              ----
Report of Independent Auditors..............................   24
Consolidated Balance Sheets at December 31, 1997 and 1996...   25
Consolidated Statements of Operations for the years ended
  December 31, 1997, 1996 and 1995..........................   26
Consolidated Statements of Cash Flows for the years ended
  December 31, 1997, 1996 and 1995..........................   27
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1997,
  1996 and 1995.............................................   28
Notes to the Consolidated Financial Statements..............   29

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

                                                     ERNST & YOUNG LLP
Chicago, Illinois
January 30, 1998

                               ANTEC CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1997            1996
                                                              ------------    ------------
                                                                     (IN THOUSANDS)
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................    $  7,244        $ 27,398
  Accounts receivable (net of allowances for doubtful
     accounts
     of $4,289 in 1997 and $3,539 in 1996)..................      87,800         106,602
  Inventories, primarily finished goods.....................     111,698         138,785
  Other current assets......................................       2,319           9,706
                                                                --------        --------
     Total current assets...................................     209,061         282,491
Property, plant and equipment, net..........................      36,108          35,947
Goodwill (net of accumulated amortization of $36,785 in 1997
  and $31,858 in 1996)......................................     159,692         167,128
Deferred income taxes, net..................................      19,281          11,531
Other assets................................................      19,741          13,152
                                                                --------        --------
                                                                $443,883        $510,249
                                                                ========        ========
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $ 38,404        $ 54,039
  Accrued compensation, benefits and related taxes..........      15,958          20,748
  Other accrued liabilities.................................      21,397          22,416
                                                                --------        --------
     Total current liabilities..............................      75,759          97,203
Long-term debt..............................................      72,339         102,658
                                                                --------        --------
     Total liabilities......................................     148,098         199,861
Stockholders' equity:
  Preferred stock, par value $1.00 per share, 5 million
     shares authorized; none issued and outstanding.........          --              --
  Common stock, par value $0.01 per share, 50 million shares authorized; 39.3 million and 38.4 million shares issued
     and outstanding in 1997 and 1996, respectively.........         393             384
  Capital in excess of par value............................     261,081         254,181
  Retained earnings.........................................      34,365          56,008
  Cumulative translation adjustments........................         (54)           (185)
                                                                --------        --------
     Total stockholders' equity.............................     295,785         310,388
                                                                --------        --------
                                                                $443,883        $510,249
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

                               ANTEC CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                               FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                             --------------------------------------------------------
                                                      CAPITAL IN              CUMULATIVE
                                             COMMON   EXCESS OF    RETAINED   TRANSLATION
                                             STOCK    PAR VALUE    EARNINGS   ADJUSTMENTS     TOTAL
                                             ------   ----------   --------   -----------    --------
                                                                  (IN THOUSANDS)
Balance, December 31, 1994.................   $356     $227,062    $ 23,425      $(181)      $250,662
  Net income...............................     --           --       8,802         --          8,802
  Issuance of common stock and other.......     26       13,866          (6)        --         13,886
  Charge in lieu of tax....................     --          169          --         --            169
  Tax benefit related to exercise of stock
     options/warrants......................     --        8,834          --         --          8,834
  Translation adjustment...................     --           --          --       (232)          (232)
                                              ----     --------    --------      -----       --------
Balance, December 31, 1995.................    382      249,931      32,221       (413)       282,121
  Net income...............................     --           --      26,360         --         26,360
  Issuance of common stock and other.......      2        2,076          --         --          2,078
  Charge in lieu of tax....................  --...        1,904          --         --          1,904
  Tax benefit related to exercise of stock
     options/warrants......................     --          270          --         --            270
  Translation adjustment...................     --           --          --        228            228
  Reporting period adjustment (See Note
     3)....................................     --           --      (2,573)        --         (2,573)
                                              ----     --------    --------      -----       --------
Balance, December 31, 1996.................    384      254,181      56,008       (185)       310,388
  Net loss.................................     --           --     (21,444)        --        (21,444)
  Issuance of common stock and other.......      9        3,896        (199)        --          3,706
  Tax benefit related to exercise of stock
     options/warrants......................     --        3,004          --         --          3,004
  Translation adjustment...................  --...           --          --        131            131
                                              ----     --------    --------      -----       --------
Balance, December 31, 1997.................   $393     $261,081    $ 34,365      $ (54)      $295,785
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


REVENUE RECOGNITION



     Sales and related cost of sales are recognized as products are shipped and services are rendered.


DEPRECIATION

     The Company provides for depreciation of plant and equipment principally on the straight-line basis over the estimated useful lives of 25 to 40 years for buildings and improvements, 3 to 10 years for machinery and equipment, and the term of the lease for leasehold improvements.


GOODWILL AND LONG-LIVED ASSETS


     Goodwill relates to the excess of cost over net assets resulting principally from the acquisition of Anixter by Anixter International in 1986 which has been allocated to the Company, and from subsequent acquisitions by ANTEC and by Anixter of businesses now owned by ANTEC. Goodwill resulting from the acquisition of

                               ANTEC CORPORATION

Anixter by Anixter International was allocated to the Company based on the Company's proportionate share of total operating earnings of Anixter for the period subsequent to the acquisition by Anixter International. The Company assesses the recoverability of goodwill and other long-lived assets whenever events or changes in circumstances indicate that expected future undiscounted cash flows may not be sufficient to support the carrying amount of an asset. If expected future undiscounted cash flows from operations are less than its carrying amount, an asset is determined to be impaired, and a loss is recorded for the amount by which the carrying value of the asset exceeds its fair value. Fair value is based on discounting estimated future cash flows or using other valuation methods as appropriate. Non-cash amortization expense is being recognized as a result of amortization of goodwill on a straight-line basis over a period of 40 years from the respective dates of acquisition.


ADVERTISING AND SALES PROMOTION


     Advertising and sales promotion costs are expensed as incurred. Advertising expense was approximately $2.2 million, $2.5 million and $2.0 million for the years ended December 31, 1997, 1996 and 1995, respectively.



WARRANTY



     The Company provides, by a current charge to income, an amount it estimates will be needed to cover future warranty obligations for products sold during the year.


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

                               ANTEC CORPORATION

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS


     In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting of Comprehensive Income, which is required to be adopted in years beginning after December 15, 1997. The Statement establishes standards for the reporting and display of comprehensive income and its components. The Company does not anticipate the adoption of the new statement to have a significant impact on the current presentation of its financial statements.


     In June 1997, the FASB issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for the way that public business enterprises report information about operating segments and related disclosures about products and services, geographic areas, and major customers. Statement 131 is effective for financial statements for fiscal years beginning after December 15, 1997, and therefore the Company will adopt the new requirements retroactively in 1998. Management has not completed its review of Statement 131, but does not anticipate that the adoption of this statement will have a significant effect on the Company's financial information.


NOTE 3. EARNINGS PER SHARE



     The following is an illustration of the reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations and other related disclosures.



                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                 1997        1996        1995
                                                              ----------   ---------   ---------
Numerator:
  Net income (loss); numerator for basic and diluted
     earnings per share -- income (loss) available to common
     stockholders...........................................   $(21,444)    $26,360     $ 8,802
Denominator:
  Denominator for basic earnings per
     share -- weighted-average common shares................     38,751      38,286      36,823
  Effects of dilutive securities:
     Options / warrants.....................................         --       1,237       2,061
                                                               --------     -------     -------
  Denominator for diluted earnings per share................     38,751      39,523      38,884
                                                               ========     =======     =======
Basic earnings per share....................................   $  (0.55)    $  0.69     $  0.24
                                                               ========     =======     =======
Diluted earnings per share..................................   $  (0.55)    $  0.67     $  0.23
                                                               ========     =======     =======



     The effects of the options and warrants, approximately 1.6 million common stock equivalents were not presented for the year ended December 31, 1997 as the Company incurred a net loss and inclusion of these securities would be antidilutive.

                               ANTEC CORPORATION

NOTE 4. MERGER


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

                               ANTEC CORPORATION

NOTE 5. NON-RECURRING ITEMS



     In the first quarter of 1997, in connection with the Merger discussed in
Note 3, the Company recorded merger/integration costs aggregating approximately $28.0 million. The components of the non-recurring charge included $6.9 million related to the investment banking, legal, accounting and contractual change of control payments associated with the Merger; $11.2 million related to facility and operational consolidation and reorganization due to the combining of various manufacturing operations; and $3.4 million related to severance costs resulting from the elimination of positions duplicated by the Merger and integration. The personnel-related costs included charges related to the termination of approximately 200 employees primarily resulting from the factors described above. Also included in the total merger/integration charge was a write-off of redundant inventories totaling approximately $6.5 million which has been reflected in cost of sales for the year ended December 31, 1997. The costs related to the facility and operational consolidation and reorganization were comprised of costs associated with the shutdown of several of the Company's operating locations. These costs consisted of lease termination payments, losses on sale and disposal of building and equipment and other related fixed assets. All of the planned facility closings were completed and related cash costs were expended by the end of 1997. In 1997, the Company paid approximately $2.4 million relating to personnel-related costs which represented the termination of approximately 175 employees. As of December 31, 1997, approximately $2.1 million of cash costs had yet to be expended which consisted of contractual obligations resulting from the Merger and other personnel-related costs. The Company anticipates these costs will be expended in 1998. As of December 31, 1997, there have been no significant adjustments to the liability.


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


NOTE 6. SALE OF CANADIAN BUSINESS


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

                               ANTEC CORPORATION

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


NOTE 8. LONG-TERM DEBT


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


NOTE 9. INCOME TAXES


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

                               ANTEC CORPORATION

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

                               ANTEC CORPORATION

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

                               ANTEC CORPORATION

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

                               ANTEC CORPORATION

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
                                   =========       ==========          ======        =========        ======


     Additionally, ANTEC has an ESPP which enables its employees to purchase a total of 300,000 shares of ANTEC common stock over a period of time. The Company accounts for the ESPP in accordance with APB No. 25, Accounting for Stock Issued to Employees, and accordingly recognizes no compensation expense. Participants can request that up to 10% of their base compensation be applied toward the purchase of ANTEC common stock under ANTEC's ESPP. Purchases by any one participant are limited to $25,000 in any one year. The exercise price is the lower of 85% of the fair market value of the ANTEC common stock at the date of grant or at the later exercise date (currently one year). Under the ESPP, employees of the Company purchased 48,377, 90,057 and 49,515 shares of ANTEC common stock in 1997, 1996 and 1995, respectively. At December 31, 1997, approximately 59,577 shares are subject to purchase under the ESPP at a price of no more than $9.99 per share.


     Pursuant to the Merger Agreement between ANTEC and Keptel, on November 17, 1994, each Keptel warrant, whether or not then exercisable, was canceled and substituted with a warrant to acquire shares of ANTEC common stock. Each warrant provides the warrant holder with rights and benefits that are no less

                               ANTEC CORPORATION
favorable than were provided under the former Keptel warrant plan. At December 31, 1997, 12,600 warrants were outstanding and exercisable at prices ranging from $8.57 to $10.71, expiring January 28, 1998.

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


     In 1997, the Company paid its non-employee directors annual retainer fees of $50,000 in the form of stock units. These stock units convert to Common Stock of the Company at the prearranged time selected by each director. The Company amortizes the compensation expense related to these stock units on a straight line basis over a period of one year. Compensation expense for non-employee directors stock units was approximately $.1 million for the year ended December 31, 1997. At December 31, 1997 there were 20,500 units issued and outstanding.



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



                                                               1997      1996
                                                              -------   -------
Actuarial Present Value of Benefits Obligation
  Vested benefits...........................................  $ 8,318   $ 6,847
  Non-vested benefits.......................................      805       439
                                                              -------   -------
Accumulated benefit obligation..............................    9,123     7,286
Effect of projected future compensation levels..............    7,563     7,367
                                                              -------   -------
Projected benefit obligation................................   16,686    14,653
Plan assets at fair value...................................   10,300     8,336
                                                              -------   -------
Projected benefit obligations in excess of plan assets......   (6,386)   (6,317)
Unrecognized prior service cost.............................       78        84
Unrecognized net gain due to past experience different from
  assumptions...............................................    1,324     2,678
                                                              -------   -------
Pension liability recognized in the Consolidated Balance
  Sheets....................................................  $(4,984)  $(3,555)

                               ANTEC CORPORATION

     The plans' assets consist of corporate and government debt securities and equity securities. Net periodic pension cost for 1997, 1996 and 1995 for pension and supplemental benefit plans includes the following components (dollars in thousands):



                                                               1997      1996     1995
                                                              -------   ------   -------
Service cost................................................  $ 1,487   $1,020   $   790
Interest cost...............................................    1,091      766       619
Actual return on assets.....................................   (1,700)    (868)   (1,085)
Net amortization and deferral...............................    1,109      390       635
                                                              -------   ------   -------
Net periodic pension cost...................................  $ 1,987   $1,308   $   959



     The assumptions used in accounting for the Company's defined benefit plans for the three years presented are set forth below:



                                                              1997   1996   1995
                                                              ----   ----   ----
Assumed discount rate.......................................  7.5%   7.5%   7.5%
Rates of compensation increase..............................  6.0%   6.0%   6.0%
Expected long-term rate of return on plan assets............  8.0%   8.0%   8.0%



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


NOTE 14. SUBSEQUENT EVENT


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

                               ANTEC CORPORATION

NOTE 15. SUMMARY QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)


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
                                               ========       ========      ========       ========

-------------------------

(1) First quarter 1997 includes $28 million of merger/integration costs of which $6.5 million relating to the write-off of inventories has been reflected in cost of sales. See Note 5 to the Consolidated Financial Statements.



(2) Fourth quarter 1996 includes a $3.6 million one-time charge to affect the downsizing of the Company's advertising insertion business. Included in the charge was a write-down of inventories related to the advertising insertion business of approximately $1.5 million which has been reflected in cost of sales. See Note 5 to the Consolidated Financial Statements.



(3) Third quarter 1996 includes a $3.8 million pre-tax gain in connection with the sale of the Company's Canadian distribution business. See Note 6 to the Consolidated Financial Statements.

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

     (B) REPORTS ON FORM 8-K.

     None

ITEM 14(A)1 & 2. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL
                 STATEMENT SCHEDULES

FINANCIAL STATEMENTS

     The following Consolidated Financial Statements of ANTEC Corporation and Report of Independent Auditors are filed as part of this Report.


                                                              PAGE
                                                              ----
Report of Independent Auditors..............................   24
Consolidated Balance Sheets at December 31, 1997 and 1996...   25
Consolidated Statements of Operations for the years ended
  December 31, 1997, 1996 and 1995..........................   26
Consolidated Statements of Cash Flows for the years ended
  December 31, 1997, 1996 and 1995..........................   27
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1997,
  1996 and 1995.............................................   28
Notes to the Consolidated Financial Statements..............   29


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


 EXHIBIT
 NUMBER                        DESCRIPTION OF EXHIBIT                       PAGE
 -------                       ----------------------                       ----
 3.1        Certificate of Incorporation and Certificate of Amendment
            thereto**...................................................
 3.1(a)     Restated Certificate of Incorporation**.....................
 3.2        By-laws**...................................................
 4.1        Form of Certificate for Common Stock**......................
10.1(a)*    Amended and Restated Employee Stock Incentive Plan**........
10.1(b)*    Form of Stock Option Grant**................................
10.1(c)*    Amendment Increasing Number of Shares Covered by Amended and
            Restated Employee Stock Incentive Plan (Incorporated by
            reference from ANTEC Corporation's Registration Statement on
            Form S-8, Registration Number 33-12131, Exhibit 4). ........
10.1(d)*    Amended Form of Stock Option Grant (Incorporated by
            reference from ANTEC Corporation's Annual Report on Form
            10-K for the fiscal year ended December 31, 1996, as the
            same number exhibit). ......................................
10.1(e)*    Amended Form of Stock Option................................
10.1(f)*    1997 Stock Incentive Plan***................................
10.2        Form of Employee Stock Purchase Plan**......................
10.2(a)     Amendment to Employee Stock Purchase Plan**.................
10.3*       Form of Director Stock Option Plan**........................
10.4*       Form of Supplemental Retirement Benefits Plan**.............
10.5        Form of Tax Allocation Agreement**..........................
10.6*       Form of Agreement with Bruce Van Wagner**...................
10.7        Form of Management Services Agreement**.....................
10.8        Form of Directors & Officers Insurance Agreement**..........
10.9        Registration Rights Agreement with Anixter
            International**.............................................
10.10       Revolving Credit Agreement**................................
10.10(a)    Amendment No. 1 to Revolving Credit Agreement**.............
10.10(b)    Amended and Restated Revolving Credit Agreement
            (Incorporated by reference from ANTEC Corporation's
            Quarterly Report on Form 10-Q for the fiscal quarter ended
            March 31, 1995, Exhibit 10.18)..............................
10.10(c)    Amendment No. 1 to the Amended and Restated Revolving Credit
            Agreement (Incorporated by reference from ANTEC
            Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, as the same number exhibit). ......
10.11       Bill of Sale and General Conveyance and Assumption of
            Liabilities**...............................................
10.12*      Form of Employment Agreement for John M. Egan**.............
10.13*      Form of Employment Agreement for Lawrence A. Margolis,
            Gordon E. Halverson and Martin C. Ingram**..................
10.14*      Consulting Agreement dated February 1, 1998 for James L.
            Faust.......................................................
10.15*      Form of Stock Option Grant for Converted Keptel Options
            (Incorporated by reference from ANTEC Corporation's Annual
            Report on Form 10-K for the fiscal year ended December 31,
            1994, as the same number exhibit). .........................
10.16       Agreement and Plan of Merger with Keptel, Inc., dated July
            27, 1994 (Incorporated by reference to Keptel, Inc.
            Registration Statement on Form S-1, Registration Number
            33-16278, as amended). .....................................
10.17*      Retainer Agreement with James E. Knox (Incorporated by
            reference from ANTEC Corporation's Annual Report on Form
            10-K for the fiscal year ended December 31, 1996, as the
            same number exhibit). ......................................

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


*** Incorporated by reference to the Company's proxy statement for the Company's
    Annual Meeting of Stockholders held May 6, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ANTEC CORPORATION

                                          /s/      LAWRENCE A. MARGOLIS

                                          --------------------------------------
                                                   Lawrence A. Margolis
                                                 Executive Vice President


Dated: August           , 1998