Form 10-Q/A
period 1998-03-31
ANTEC CORP
filed 1998-08-21
CIK 908610

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------


                                  FORM 10-Q/A


[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

                         Yes  X                No ____

     At April 30, 1998, there were 39,384,506 shares of Common Stock, $0.01 par value, of the registrant outstanding.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I. FINANCIAL INFORMATION

                               ANTEC CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                               MARCH 31,    DECEMBER 31,
                                                                 1998           1997
                                                               ---------    ------------
                                                              (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................    $  1,400      $  7,244
  Accounts receivable (net of allowance for doubtful
     accounts of $3,818 in 1998 and $4,289 in 1997).........      98,431        87,800
  Inventories, primarily finished goods.....................     121,234       111,698
  Other current assets......................................       3,498         2,319
                                                                --------      --------
     Total current assets...................................     224,563       209,061
Property, plant and equipment, net..........................      38,028        36,108
Goodwill (net of accumulated amortization of $38,012 in 1998
  and $36,785 in 1997)......................................     158,465       159,692
Deferred income taxes, net..................................      24,021        19,281
Other assets................................................      22,540        19,741
                                                                --------      --------
                                                                $467,617      $443,883
                                                                ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $ 46,377      $ 38,404
  Accrued compensation, benefits and related taxes..........      16,884        15,958
  Other current liabilities.................................      33,076        21,397
                                                                --------      --------
     Total current liabilities..............................      96,337        75,759
Long-term debt..............................................      80,335        72,339
                                                                --------      --------
  Total liabilities.........................................     176,672       148,098
Stockholders' equity:
  Preferred stock, par value $1.00 per share, 5 million
     shares authorized, none issued and outstanding.........          --            --
  Common stock, par value $0.01 per share, 50 million shares authorized; 39.4 million and 39.3 million shares issued
     and outstanding in 1998 and 1997, respectively.........         394           393
  Capital in excess of par value............................     261,742       261,081
  Retained earnings.........................................      28,832        34,365
  Cumulative translation adjustments........................         (23)          (54)
                                                                --------      --------
     Total stockholders' equity.............................     290,945       295,785
                                                                --------      --------
                                                              46$7,617...     $443,883
                                                                ========      ========

        See accompanying notes to the consolidated financial statements.

                               ANTEC CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                 THREE MONTHS ENDED
                                                                     MARCH 31,
                                                                --------------------
                                                                  1998        1997
                                                                  ----        ----
Net sales...................................................    $123,441    $120,034
Cost of sales...............................................      90,614      93,906
                                                                --------    --------
Gross profit................................................      32,827      26,128
Operating expenses:
  Selling, general and administrative expenses..............      26,279      27,065
  Amortization of goodwill..................................       1,226       1,244
  Non-recurring items.......................................      12,000      21,550
                                                                --------    --------
                                                                  39,505      49,859
                                                                --------    --------
Operating loss..............................................      (6,678     (23,731)
Interest expense and other, net.............................       1,355       1,362
                                                                --------    --------
Loss before income tax benefit..............................      (8,033     (25,093)
Income tax benefit..........................................       2,501       8,969
                                                                --------    --------
Net loss....................................................    $ (5,532)   $(16,124)
                                                                ========    ========
Net loss per common share...................................       $(.14)      $(.42)
                                                                ========    ========
Weighted average common shares..............................      39,348      38,420
                                                                ========    ========


        See accompanying notes to the consolidated financial statements.

                               ANTEC CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                 THREE MONTHS ENDED
                                                                     MARCH 31,
                                                                --------------------
                                                                  1998        1997
                                                                  ----        ----
Operating activities:
  Net loss..................................................    $ (5,532)   $(16,124)
  Adjustments to reconcile net loss to net cash used by
     operating activities:
     Depreciation and amortization..........................       3,427       3,705
     Deferred income taxes..................................      (4,740)     (5,533)
     Changes in operating assets and liabilities:
       Accounts receivable..................................     (10,631)     12,168
       Inventories..........................................      (9,536)     11,151
       Accounts payable and accrued liabilities.............      20,707     (25,174)
       Other, net...........................................        (987)      4,270
                                                                --------    --------
          Net cash used by operating activities.............      (7,292)    (15,537)
Investing activities:
  Purchases of property, plant and equipment................      (4,121)     (2,880)
  Investments in/advances to joint ventures.................      (3,300)       (750)
  Other.....................................................         211         (68)
                                                                --------    --------
          Net cash used by investing activities.............      (7,210)     (3,698)
                                                                --------    --------
          Net cash used before financing activities.........     (14,502)    (19,235)
Financing activities:
  Borrowings................................................      32,500      39,000
  Reductions in borrowings..................................     (24,504)    (46,268)
  Proceeds from issuance of common stock....................         662          --
                                                                --------    --------
          Net cash provided (used) by financing
           activities.......................................       8,658      (7,268)
                                                                --------    --------
Net decrease in cash and cash equivalents...................      (5,844)    (26,503)
Cash and cash equivalents at beginning of period............       7,244      27,398
                                                                --------    --------
Cash and cash equivalents at end of period..................    $  1,400    $    895
                                                                ========    ========
Supplemental cash flow information:
  Interest paid during the period...........................    $  1,322    $  1,714
                                                                ========    ========
  Income taxes paid during the period.......................    $     19    $     54
                                                                ========    ========

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



     In the first quarter of 1997, in connection with the February 6, 1997 merger between ANTEC Corporation and TSX Corporation ("Merger"), the Company recorded merger/integration costs aggregating approximately $28 million. The components of the non-recurring charge included $6.9 million related to the investment banking, legal, accounting and contractual change of control payments associated with the Merger; $11.2 million related to facility and operational consolidation and reorganization due to the combining of various manufacturing operations; and $3.4 million related to severance costs resulting from the elimination of positions duplicated by the Merger and integration. The personnel-related costs included charges related to the termination of approximately 200 employees primarily resulting from the factors described above. Also included in the total merger/integration charge was a write-off of redundant inventories totaling approximately $6.5 million which has been reflected in cost of sales for the three months ended March 31, 1997. The costs related to the facility and operational consolidation and reorganization were comprised of costs associated with the shutdown of several of the Company's operating locations. These costs consisted of lease termination payments, losses on sale and disposal of building and equipment and other related fixed assets. All of the planned facility closings were completed and related cash costs were expended by the end of 1997. In 1997 and 1998, the Company paid in aggregate approximately $2.6 million relating to personnel-related costs which represented the termination of approximately 175 employees. As of March 31, 1998, approximately $1.0 million of cash costs had yet to be expended which consisted of contractual obligations resulting from the Merger and other personnel-related costs. The Company anticipates these costs will be expended in 1998. As of March 31, 1998, there have been no significant adjustments to the liability.

                               ANTEC CORPORATION

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

     In May 1998, the Company issued $115.0 million of 4 1/2% Convertible Subordinated Notes ("Notes") due May 15, 2003 (the "Offering"). The Notes are convertible, at the option of holder, into the Company's common stock at a conversion price of $24.00 per share. The Notes are redeemable, in whole or in part, at the Company's option, at any time on or after May 15, 2001. The net proceeds from the Offering were used to repay all outstanding amounts under the Company's Existing Credit Facility, and the remainder of the net proceeds were invested in government securities, certificates of deposits or similar investment grade securities pending the application thereof to the Company's repurchase of its Common Stock from Anixter described above. The Company has until July 1, 1998 to complete such repurchase. On or prior to July 1, 1998, the Company will use the previously invested proceeds from the Offering, and expects to borrow the remaining funds under the New Credit Facility to complete the Company's repurchase of Common Stock from Anixter.

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

                               ANTEC CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)


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



     In the first quarter of 1997, in connection with the Merger discussed in
Note 2 of the Notes to the Consolidated Financial Statements, the Company recorded merger/integration costs aggregating approximately $28 million. The components of the non-recurring charge included $6.9 million related to the investment banking, legal, accounting and contractual change of control payments associated with the Merger; $11.2 million related to facility and operational consolidation and reorganization due to the combining of various manufacturing operations; and $3.4 million related to severance costs resulting from the elimination of positions duplicated by the Merger and integration. The personnel-related costs included charges related to the termination of approximately 200 employees primarily resulting from the factors described above. Also included in the total merger/integration charge was a write-off of redundant inventories totaling approximately $6.5 million which has been reflected in cost of sales for the three months ended March 31, 1997. The costs related to the facility and operational consolidation and reorganization were comprised of costs associated with the shutdown of several of the Company's operating locations. These costs consisted of lease termination payments, losses on sale and disposal of building and equipment and other related fixed assets. All of the planned facility closings were completed and related cash costs were expended by the end of 1997. In 1997 and 1998, the Company paid in aggregate approximately $2.6 million relating to personnel-related costs which represented the termination of approximately 175 employees. As of March 31, 1998, approximately $1.0 million of cash costs had yet to be expended which consisted of contractual obligations resulting from the Merger and other personnel-related costs. The Company anticipates these costs will be expended in 1998. As of March 31, 1998 there have been no significant adjustments to the liability.


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

     In May 1998, the Company issued $115.0 million of 4 1/2% Convertible Subordinated Notes ("Notes") due May 15, 2003 (the "Offering"). The Notes are convertible, at the option of the holder, into the Company's common stock at a conversion price of $24.00 per share. The Notes are redeemable, in whole or in part, at the Company's option, at any time on or after May 15, 2001. The net proceeds from the Offering were used to repay all outstanding amounts under the Company's Existing Credit Facility, and the remainder of the

                               ANTEC CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

net proceeds were invested in government securities, certificates of deposits or similar investment grade securities pending the application thereof to the Company's repurchase of its Common Stock from Anixter described above. The Company has until July 1, 1998 to complete such repurchase. On or prior to July 1, 1998, the Company will use the previously invested proceeds from the Offering, and expects to borrow the remaining funds under the New Credit Facility to complete the Company's repurchase of Common Stock from Anixter.

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

                               ANTEC CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)


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



     The Company, based on its normal interaction with its customers and suppliers and the wide attention the Year 2000 Issue has received, believes that its suppliers and customers will be prepared for the Year 2000 Issue. There can, however, be no assurance that this will be so. The Company has not sought any written assurances from its suppliers or customers because it does not belief that any such assurances would be meaningful. The Company has not yet seen any need for contingency plans for the Year 2000 Issue, but this need will be continuously monitored as the Company acquires more information about the preparations of its suppliers and customers. Some risks of the Year 2000 Issue are beyond the control of the Company and its suppliers and customers. For example no preparations or contingency plan will protect the Company from a down turn in economic activity caused by the possible ripple effect through out the entire economy that could be caused by problems of others with the Year 2000 Issue.


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

                               ANTEC CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)


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

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Stockholders of ANTEC Corporation held May 7,
1998:

     An election of eight directors was held, and the shares so present were voted as follows for the election of the following:

                                                              NUMBER OF           NUMBER OF
                                                           SHARES VOTED FOR    SHARES WITHHELD
                                                           ----------------    ---------------
Rod F. Dammeyer........................................       30,905,833           207,061
John M. Egan...........................................       30,642,689           470,205
James L. Faust.........................................       30,917,812           195,082
William H. Lambert.....................................       30,918,629           194,265
John R. Petty..........................................       30,902,970           209,924
Samuel K. Skinner......................................       30,643,954           468,940
Robert J. Stanzione....................................       30,920,835           192,059
Bruce Van Wagner.......................................       30,601,065           511,829

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


Dated: August           , 1998