Form 10-Q/A
period 1997-06-30
ANTEC CORP
filed 1998-11-17
CIK 908610

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                           -------------------------


                                  FORM 10-Q/A


[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

                               2850 W. GOLF ROAD
                           ROLLING MEADOWS, IL 60008
                                 (847) 439-4444
          (Address, including zip code and telephone number, including area code, of registrant's principal executive offices)

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

PART I. FINANCIAL INFORMATION

                               ANTEC CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                 JUNE 30,      DECEMBER 31,
                                                                   1997            1996
                                                                -----------    ------------
                                                                (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                                      $  5,658        $ 27,398
  Accounts receivable (net of allowance for doubtful
     accounts of $4,174 in
     1997 and $3,539 in 1996)                                      91,824         106,602
  Inventories, primarily finished goods                           119,479         138,785
  Other current assets                                              3,535           9,706
                                                                 --------        --------
          Total current assets                                    220,496         282,491
Property, plant and equipment, net                                 37,276          35,947
Goodwill (net of accumulated amortization of $34,739 in 1997
  and $31,858 in 1996)                                            162,147         167,128
Deferred income taxes, net                                         16,183          12,174
Other assets                                                       12,958          13,153
                                                                 --------        --------
                                                                 $449,060        $510,893
                                                                 ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                               $ 26,146        $ 54,039
  Accrued compensation, benefits and related taxes                 14,931          19,648
  Other current liabilities                                        25,521          24,160
                                                                 --------        --------
          Total current liabilities                                66,598          97,847
Long-term debt                                                     86,387         102,658
                                                                 --------        --------
          Total liabilities                                       152,985         200,505
Stockholders' equity:
  Preferred stock, par value $1.00 per share, 5 million
     shares authorized, none issued and outstanding                    --              --
  Common stock, par value $0.01 per share, 50 million shares authorized; 38.5 million and 38.4 million shares issued
     and outstanding in 1997 and 1996, respectively                   385             384
  Capital in excess of par value                                  255,076         254,181
  Retained earnings                                                40,668          55,809
  Cumulative translation adjustments                                  (54)             14
                                                                 --------        --------
          Total stockholders' equity                              296,075         310,388
                                                                 --------        --------
                                                                 $449,060        $510,893
                                                                 ========        ========

        See accompanying notes to the consolidated financial statements.

                               ANTEC CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         THREE MONTHS ENDED       SIX MONTHS ENDED
                                                              JUNE 30,                JUNE 30,
                                                        --------------------    --------------------
                                                          1997        1996        1997        1996
                                                        --------    --------    --------    --------
Net sales                                               $124,262    $188,742    $244,296    $371,891
Cost of sales                                             90,669     140,673     184,575     278,044
                                                        --------    --------    --------    --------
Gross profit                                              33,593      48,069      59,721      93,847
Operating expenses:
  Selling, general and administrative expenses            27,411      31,856      54,476      64,010
  Amortization of goodwill                                 1,228       1,245       2,472       2,489
  Merger/integration costs                                    --          --      21,550          --
                                                        --------    --------    --------    --------
                                                          28,639      33,101      78,498      66,499
                                                        --------    --------    --------    --------
Operating income (loss)                                    4,954      14,968     (18,777)     27,348
Interest expense and other, net                            1,679       1,977       3,041       4,327
                                                        --------    --------    --------    --------
Income (loss) before income taxes                          3,275      12,991     (21,818)     23,021
Income tax expense (benefit)                               2,292       5,451      (6,677)      8,011
                                                        --------    --------    --------    --------
Net income (loss)                                       $    983    $  7,540    $(15,141)   $ 15,010
                                                        ========    ========    ========    ========
Net income (loss) per common and common equivalent
  shares                                                $    .03    $    .19    $   (.39)   $    .38
                                                        ========    ========    ========    ========
Weighted average common and common equivalent shares      38,452      39,568      38,436      39,583
                                                        ========    ========    ========    ========

        See accompanying notes to the consolidated financial statements.

                               ANTEC CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                  SIX MONTHS ENDED
                                                                      JUNE 30,
                                                                ---------------------
                                                                  1997        1996
                                                                --------    ---------
Operating activities:
  Net income (loss)                                             $(15,141)   $  15,010
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
       Depreciation and amortization                               7,383        7,120
       Deferred income taxes                                      (4,009)      (2,105)
       Changes in operating assets and liabilities:
          Accounts receivable                                     14,578       (7,046)
          Inventories                                             19,306       12,381
          Accounts payable and accrued liabilities               (27,818)      (6,717)
          Other, net                                               6,429          (39)
                                                                --------    ---------
Net cash provided by operating activities                            728       18,604
Investing activities:
  Purchases of property, plant and equipment                      (6,240)      (4,267)
  Other                                                             (853)       1,549
                                                                --------    ---------
Net cash used by investing activities                             (7,093)      (2,718)
                                                                --------    ---------
Net cash provided (used) before financing activities              (6,365)      15,886
Financing activities:
  Borrowings                                                      66,000      117,995
  Reductions in borrowings                                       (82,271)    (125,756)
  Proceeds from issuance of common stock                             896          500
                                                                --------    ---------
Net cash used by financing activities                            (15,375)      (7,261)
                                                                --------    ---------
Net increase (decrease) in cash and cash equivalents             (21,740)       8,625
Cash and cash equivalents at beginning of period                  27,398       14,075
                                                                --------    ---------
Cash and cash equivalents at end of period                      $  5,658    $  22,700
                                                                ========    =========
Supplemental cash flow information:
  Interest paid during the period                               $  3,310    $   4,089
                                                                ========    =========
  Income taxes paid during the period                           $    417    $   6,297
                                                                ========    =========

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

                                                         THREE MONTHS      SIX MONTHS
                                                             ENDED            ENDED
                                                         JUNE 30, 1996    JUNE 30, 1996
                                                         -------------    -------------
                                                                 (IN THOUSANDS)
                                                                  (UNAUDITED)
Revenue:
  ANTEC                                                    $162,784         $325,176
  TSX                                                        26,758           48,315
  Intercompany sales elimination                               (800)          (1,600)
                                                           --------         --------
     Combined                                              $188,742         $371,891
                                                           ========         ========
Net Income:
  ANTEC                                                    $  3,006         $  5,568
  TSX                                                         4,534            9,442
                                                           --------         --------
     Combined                                              $  7,540         $ 15,010
                                                           ========         ========

     As a result of the change in the fiscal year end of TSX, the operating results of TSX for the two months ended December 31, 1996 was reflected as an adjustment to retained earnings of the combined companies as

                               ANTEC CORPORATION

                                  (UNAUDITED)

of December 31, 1996. The following summarizes TSX's operating results for the two months ended December 31, 1996 (in thousands) (unaudited):


Net sales                               $ 8,668
Operating loss                          $(3,560)
Net loss                                $(2,573)


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


     Gross profit for the six and three month periods ended June 30, 1997, includes $1.0 million for the partial reversal of a charge taken in December 1996 by TSX for modifications it had agreed to make to products previously sold by TSX. The partial reversal of this charge in the second quarter of 1997 was due to the agreement of the customer during the second quarter to permit products to be modified in the Company's factory instead of in the field as originally contemplated and the determination as the result of testing that was completed during the second quarter that a smaller number of units needed to be modified than originally contemplated. The initial charge for $2.6 million was taken in December 1996 primarily because TSX agreed at that time to replace the lids on 3,447 gate keepers, to install new covers on 58,950 minibridgers, and to replace the plugs and gaskets on 10,771 amplifiers and line extenders for a customer who had purchased these products from TSX over the period 1993 to 1994. The customer in November and December 1996 pressed TSX to agree to make these modifications because of the customer's concern that these products might prematurely fail. TSX believed that the customer's concern was not justified and that it was not obligated to make these modifications under its warranties covering these products. Nevertheless, in order to maintain good relations with a major customer, TSX agreed in December 1996 at the insistence of the customer to make these modifications. Having agreed to make these modifications, TSX believed it was legally obligated to make modifications without further consideration from the customer other than its forbearance. Although the agreement was not in writing, TSX's understanding was that it was obligated to make the requested modifications to the customer's reasonable satisfaction as soon as practicable at no significant cost or inconvenience to the customer. The Company initially estimated the cost of making the modifications by multiplying the estimated labor and material costs for modifying each unit times the number of units then believe to be involved based upon the number of units that had been sold to the customer. The Company determined that it would cost approximately $2.4 million to complete these modifications for this customer. (This estimate was subsequently revised as described above.) It was contemplated that these modifications would begin promptly and be completed in a few months. However because of a general hold on construction imposed by the customer, the modifications have not been made as of June 30, 1997.


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


Dated: October   , 1998