Form 10-K/A
period 1997-12-31
ANTEC CORP
filed 1998-11-17
CIK 908610

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-K/A-2

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

                      DOCUMENTS INCORPORATED BY REFERENCE


     Certain portions of the Registrant's Proxy Statement for the 1998 Annual Meeting of Stockholders of ANTEC Corporation are incorporated by reference into
Part III. This document consists of 48 pages. Exhibit List is on page 46.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----
PART I.
Item 1.       Business....................................................    3
Item 2.       Properties..................................................    9
Item 3.       Legal Proceedings...........................................    9
Item 4.       Submission of Matters to a Vote of Security Holders.........   10
PART II.
Item 5.       Market for the Registrant's Common Stock and Related
                Stockholder Matters.......................................   12
Item 6.       Selected Consolidated Historical and Pro Forma Financial
                Data......................................................   13
Item 7.       Management's Discussion and Analysis of Financial Condition
                and Results of Operations.................................   14
Item 8.       Consolidated Financial Statements and Supplementary Data....   23
Item 9.       Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure..................................   23
PART III.
Item 10.      Directors and Executive Officers of the Registrant..........   44
Item 11.      Executive Compensation......................................   44
Item 12.      Security Ownership of Certain Beneficial Owners and
                Management................................................   44
Item 13.      Certain Relationships and Related Transactions..............   44
PART IV.
Item 14.      Exhibits, Financial Statement Schedules and Reports on Form
                8-K.......................................................   45

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

     In the first quarter of 1996, the telecommunications bill ("Bill") was approved by Congress and signed by the President. Overall, the Bill allows long-distance carriers, local phone companies and cable companies to provide similar services across their networks. The Bill gives the FCC broad powers over this process and the technology which will be used. The Bill also greatly eases restrictions on ownership of radio and television stations, permits the regional telephone companies to engage in manufacturing and research and development, and is intended to facilitate the increased availability of wireless technologies. The impact of the Bill on the Company and the industry it serves is not known as the FCC, state regulators and the courts must decide how the Bill will be implemented, and the companies must decide what services they will provide in the future. A number of these companies are reviewing various equipment and options, although it is too early to predict what services they will provide. To the extent that the customers of the Company or others decide to offer additional services that utilize technologies or products produced by the Company, the Bill could benefit the Company's business. However, to the extent that additional services are offered by companies that are not customers, or that utilize technologies or products that are not provided by the Company, the Bill could harm the Company's business.

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

SIGNIFICANT CUSTOMERS


     The cable industry is highly concentrated with the majority of U.S. domestic subscribers being served by approximately twenty-five major domestic multi-system operators ("MSOs"). In 1997, over 41% of the Company's revenues were obtained from sales to the twenty-five largest MSOs. Traditionally, a significant portion of the Company's revenue is derived from sales to TCI aggregating $46.6 million, $153.7 million and $157.1 million for the years ended December 31, 1997, 1996 and 1995, respectively. The October 1996 decision by TCI to cease accepting shipments of the products the Company and its competitors traditionally sold to it had a material adverse effect on the Company's financial performance in 1997. According to TCI, its decision to cease accepting products was intended to "ensure the successful deployment of our current inventory and control unnecessary capital spending," and did not reflect any dissatisfaction with the Company's products. TCI did not formally announce a change in this decision, although such a change was implicit in its announcements during the course of 1997 of new construction plans. The Company's sales to TCI increased each quarter during 1997 from the low point in the first quarter. This momentum is expected to continue through 1998, with total sales to TCI expected to be substantially greater in 1998 than 1997 but maybe not as high as years before 1997. The Company is not able to project future sales levels to TCI. A future decision by TCI or other large cable companies to reduce purchases could have a material adverse effect on the Company's business in the future. In addition, the consolidation in the cable industry can have an adverse effect on the Company's business as participants reduce capital expenditures. In 1997 for example, the Company experienced a material slow-down in sales due in part to the impact of trades, swaps and partnerships that occurred among domestic cable operators throughout most of 1997. Recently TCI announced that it had agreed to be acquired by AT&T Corp. The consequences, if any, to the Company of this acquisition are not yet determinable.


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

                                              1997       1996       1995       1994     1993(5)
                                              ----       ----       ----       ----     -------
                                                     (IN THOUSANDS, EXCEPT SHARE DATA)
CONSOLIDATED OPERATING DATA:
  Net sales...............................  $480,078   $690,877   $738,235   $601,903   $459,828
  Cost of sales(1)(2).....................   365,860    511,646    546,591    462,963    366,678
                                            --------   --------   --------   --------   --------
  Gross profit............................   114,218    179,231    191,644    138,940     93,150
  Selling, general and administrative
     expenses.............................   110,803    125,997    135,046     90,013     67,990
  Amortization of goodwill................     4,927      4,981      4,817      3,160      2,772
  Non-recurring items(1)(2)(3)............    21,550      2,109     21,681         --         --
                                            --------   --------   --------   --------   --------
  Operating income (loss).................   (23,062)    46,144     30,100     45,767     22,388
  Interest expense and other, net.........     5,916      7,536     10,801      5,529      5,020
  Gain on sale of Canadian business(4)....        --     (3,835)        --         --         --
                                            --------   --------   --------   --------   --------
  Income (loss) before income tax
     expense..............................   (28,978)    42,443     19,299     40,238     17,368
  Income tax expense (benefit)............    (7,534)    16,083     10,497     17,526      9,098
                                            --------   --------   --------   --------   --------
  Income (loss) from continuing
     operations...........................   (21,444)    26,360      8,802     22,712      8,270
  Discontinued operations, net of tax.....        --         --         --       (109)       621
                                            --------   --------   --------   --------   --------
  Income (loss) from before extraordinary
     gain, net of tax.....................   (21,444)    26,360      8,802     22,603      8,891
  Extraordinary gain, net of tax..........        --         --         --        527         --
                                            --------   --------   --------   --------   --------
  Net income (loss).......................  $(21,444)  $ 26,360   $  8,802   $ 23,130   $  8,891
                                            ========   ========   ========   ========   ========
CONSOLIDATED BALANCE SHEET DATA:
  Working capital.........................  $133,302   $185,288   $165,202   $164,752   $ 81,053
  Total assets............................   443,883    510,249    509,821    472,167    270,472
  Long-term debt..........................    72,339    102,658    117,920    125,197     33,600
  Stockholders' equity....................   295,785    310,388    282,010    250,661    160,158
INCOME (LOSS) FROM CONTINUING OPERATIONS
  PER COMMON SHARE:
  Basic...................................     $(.55)      $.69       $.24       $.74
                                            ========   ========   ========   ========
  Diluted.................................     $(.55)      $.67       $.23       $.67
                                            ========   ========   ========   ========
NET INCOME (LOSS) PER COMMON SHARE:
  Basic...................................     $(.55)      $.69       $.24       $.75
                                            ========   ========   ========   ========
  Diluted.................................     $(.55)      $.67       $.23       $.69
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

(5) The Company was incorporated in May 1993 and commenced independent operations in June 1993. Previously it had been a division of a larger company. As a result, it does not have any historical earnings per share data for 1993 that can be provided on a meaningful, non-pro forma, basis.

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

SIGNIFICANT CUSTOMERS


     The cable industry is highly concentrated with the majority of U.S. domestic subscribers being served by approximately twenty-five major domestic multi-system operators ("MSOs"). In 1997, over 41% of the Company's revenues were obtained from sales to the twenty-five largest MSOs. Traditionally, a significant portion of the Company's revenue is derived from sales to TCI aggregating $46.6 million, $153.7 million and $157.1 million for the years ended December 31, 1997, 1996 and 1995, respectively. The October 1996 decision by TCI to cease accepting shipments of the products the Company and its competitors traditionally sold to it had a material adverse effect on the Company's financial performance in 1997. According to TCI, its decision to cease accepting products was intended to "ensure the successful deployment of our inventory and control unnecessary capital spending," and did not reflect any dissatisfaction with the Company's products. TCI did not formally announce a change in this decision, although such a change was explicit in its announcements during the course of 1997 of new construction projects. The Company's sales to TCI increased each quarter during 1997 from the low point in the first quarter. The momentum is expected to continue through 1998, with total sales for 1998 to TCI expected to be substantially greater than 1997 but maybe not as high as years before 1997. The Company is not able to project future sales levels to TCI. A future decision by TCI or other large cable companies to reduce purchases could have a material adverse effect on the Company's business in the future. In addition, the consolidation in the cable industry can have an adverse effect on the Company's business as participants reduce capital expenditures. In 1997 for example, the Company experienced a material slow-down in sales due in part to the impact of trades, swaps and partnerships that occurred among domestic cable operators throughout most of 1997. Recently TCI announced that it had agreed to be acquired by AT&T Corp. The consequences, if any, to the Company of this acquisition are not yet determinable.


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


     Gross profit for 1997 includes $1.0 million for the partial reversal of a charge taken in December 1996 by TSX for modifications it had agreed to make to products previously sold by TSX. The partial reversal of this charge in the second quarter of 1997 was due to the agreement of the customer during the second quarter to permit products to be modified in the Company's factory instead of in the field as originally contemplated and the determination as the result of testing that was completed during the second quarter that a smaller number of units needed to be modified than originally contemplated. The initial charge for $2.6 million was taken in December 1996 primarily because TSX agreed at that time to replace the lids on 3,447 gate keepers, to install new covers on 58,950 minibridgers, and to replace the plugs and gaskets on 10,771 amplifiers and line extenders for a customer who had purchased these products from TSX over the period 1993 to 1994. The customer in November and December 1996 pressed TSX to agree to make these modifications because of the customer's concern that these products might prematurely fail. TSX believed that the customer's concern was not justified and that it was not obligated to make these modifications under its warranties covering these products. Nevertheless, in order to maintain good relations with a major customer, TSX agreed in December 1996 at the insistence of the customer to make these modifications. Having agreed to make these modifications, TSX believed it was legally obligated to make the modifications without further consideration from the customer other than its forbearance. Although the agreement was not in writing, TSX's understanding was that it was obligated to make the requested modifications to the customer's reasonable satisfaction as soon as practicable at no significant cost or inconvenience to the customer. The Company initially estimated the cost of making the modifications by multiplying the estimated labor and material costs for modifying each unit times the number of units then believed to be involved based upon the number of units that had been sold to the customer. The Company determined that it would cost approximately $2.4 million to complete the modifications for this customer. (This estimate was subsequently revised as described above.) It was contemplated that these modifications would begin promptly and be completed in a few months. However because of a general hold on construction imposed by the customer, only eight thousand dollars was incurred for the modifications in 1997. It currently is contemplated that the modifications will be substantially completed in 1998 and finally completed by March 31, 1999. As explained in Note 4 of the Notes to the Consolidation Financial Statements, the 1996 charge is not reflected in the Consolidated Statement of Operations for 1996 which includes ANTEC's twelve month period ended on December 31, 1996 and TSX's twelve month period ended on the last Saturday in October 1996. Instead the charge, together with the other results of operations for TSX for November and December 1996, was reflected as an adjustment to retained earnings of the combined companies as of December 31, 1996.


     Selling, General and Administrative ("SG&A") Expenses. SG&A expenses in 1997 were $110.8 million as compared to $126.0 million in 1996. As a percentage of sales, SG&A was 23.1% in 1997 as compared with 18.2% in 1996. The $15.2 million reduction reflects the Company's continued effort to control expenses and the impact of lower sales volumes in 1997. However, since many SG&A items are fixed or semi-fixed in nature and do not fluctuate with sales SG&A increased as a percentage of sales despite the reduction as overall sales were substantially less in 1997.

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


     TSX Results. Results of operations for the fiscal year ended December 31, 1996, do not include the results of operations for TSX for the two months ended December 31, 1996, since these two months were subsequent to the results for the twelve month period ended October 31, 1996, that were used in pooling accounting. However, net sales for this two month period were $8.7 million, as compared with net sales of $14.8 million for the comparable period in the prior year. Of this decline, approximately $5.0 million was due to the decision by TCI to suspend acceptance of deliveries. TSX incurred an operating loss of $3.6 million for this period as compared with operating income of $2.2 million for the comparable period for the prior year. Again, this change was primarily the result of the TCI decision. TSX had a net loss of $2.6 million for this period as compared with a net income of $1.6 million for the comparable period in the prior year, again as a result of the TCI decision. In addition, TSX reported a charge of approximately $2.6 million during this period as discussed above.


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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                               ANTEC CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                              PAGE
                                                              ----
Report of Independent Auditors..............................   25
Consolidated Balance Sheets at December 31, 1997 and 1996...   26
Consolidated Statements of Operations for the years ended
  December 31, 1997, 1996 and 1995..........................   27
Consolidated Statements of Cash Flows for the years ended
  December 31, 1997, 1996 and 1995..........................   28
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1997,
  1996 and 1995.............................................   29
Notes to the Consolidated Financial Statements..............   30

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

WARRANTY

     The Company provides, by a current charge to income in the period in which the related revenue is recognized, an amount it estimates will be needed to cover future warranty obligations.

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
                                                                 ========      ========

     As a result of the change in the fiscal year end of TSX, the operating results of TSX for the two months ended December 31, 1996 was reflected as an adjustment to retained earnings of the combined companies as of December 31, 1996. The following summarizes TSX's operating results for the two months ended December 31, 1996 and 1995 (in thousands):

                                                                TWO MONTHS ENDED
                                                                  DECEMBER 31,
                                                              --------------------
                                                               1996        1995
                                                               ----        ----
                                                                         (UNAUDIT)
Net sales...................................................  $ 8,668     $14,793
Cost of sales...............................................    8,565       9,310
                                                              -------     -------
Gross profit................................................      103       5,483
Selling, general and administrative expenses................    3,663       3,307
                                                              -------     -------
Operating income (loss).....................................   (3,560)      2,176
Interest income and other, net..............................      322         328
                                                              -------     -------
Income (loss) before income taxes...........................   (3,238)      2,504
Income taxes expense (benefit)..............................     (665)        950
                                                              -------     -------
Net income (loss)...........................................  $(2,573)    $ 1,554
                                                              =======     =======

                               ANTEC CORPORATION

     Included in the operating loss was a provision of approximately $2.6 million relating to preemptive repairs and modifications of equipment that had previously been sold by TSX. Most of this provision arose from a binding agreement made by TSX in December 1996 with its largest customer in response to that customer's concern at that time about possible premature failures. TSX did not believe this concern was justified. At that time TSX estimated the modifications that it had agreed to make for this customer would cost approximately $2.4 million. Subsequently, it was determined that the modifications would cost approximately $1 million less than initially estimated and the provision was reduced by this amount in the second quarter of 1997. The modifications began in late 1997 and are expected to be substantially completed in 1998.


     For the two months ended December 31, 1996, cash flows provided by operations were $785,000, cash flows used by investing activities were $870,000, and cash flows provided by financing activities were $40,000.

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

                               ANTEC CORPORATION

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

                               ANTEC CORPORATION

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

                               ANTEC CORPORATION

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

                               ANTEC CORPORATION

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

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options,

                               ANTEC CORPORATION
and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

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

                               ANTEC CORPORATION

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

     The U.S. pension plan benefit formulas generally provide for payments to retired employees based upon their length of service and compensation as defined in the plans. The Company's policy is to fund the plans as

                               ANTEC CORPORATION
required by the Employee Retirement Income Security Act of 1974 (ERISA) and to the extent that such contributions are tax deductible.

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

NOTE 14. SUBSEQUENT EVENT

     In January 1998, ANTEC announced a consolidation plan being implemented concurrently with the creation of the new President & Chief Operating Officer organization in Atlanta. ANTEC will consolidate all of its Rolling Meadows, Illinois corporate and administrative functions into either the Atlanta Technology Center or the Englewood, Colorado TeleWire Supply division headquarters during 1998 and 1999. It is also anticipated as part of this consolidation that the two principal facilities located in Atlanta will be consolidated and that certain international operating and administrative functions located in Miami and Chicago will also

                               ANTEC CORPORATION
be consolidated into Atlanta. In connection with these consolidation changes, ANTEC will take a charge of approximately $10 to $12 million in the first quarter of 1998 reflecting the severance, move and real estate costs associated with these consolidations.

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
10.18       Amendments to Employment Agreements for Messrs. Margolis,
            Halverson, Ingram and Faust (Incorporated by reference from
            ANTEC Corporation's Annual Report on Form 10-K for the
            fiscal year ended December 31, 1995, as the same number
            exhibit). ..................................................
10.19       Limited Liability Company Agreement of Products Venture
            L.L.C. (Incorporated by reference from ANTEC Corporation's
            Annual Report on Form 10-K for the fiscal year ended
            December 31, 1995, as the same number exhibit)..............
10.20       Agreement dated as of February 27, 1998 among Northern
            Telecom Inc., ANTEC Corporation and Arris Interactive
            L.L.C., amending among other agreements the Limited
            Liability Company Agreement of Products Venture L.L.C.......
10.21       Products Distribution Agreement between Products Venture
            L.L.C. and ANTEC Corporation (Incorporated by reference from
            ANTEC Corporation's Annual Report on Form 10-K for the
            fiscal year ended December 31, 1995, Exhibit 10.20). .......
10.22       Plan of Merger dated October 28, 1996, among ANTEC
            Corporation, TSX Corporation and TSX Acquisition Corporation
            (Incorporated by reference to ANTEC Corporation's
            Registration Statement on Form S-4, Registration Number
            333-19129, Exhibit 2.1). ...................................
10.23*      Employment Agreement, dated May 1, 1995, for William H.
            Lambert (Incorporated by reference from TSX Corporation's
            Annual Report on Form 10-K for the fiscal year ended April
            30, 1995, Exhibit 10(A)(1)1). ..............................
10.24*      Amendment to Employment Agreement for William H. Lambert
            (Incorporated by reference from ANTEC Corporation's Annual
            Report on Form 10-K for the fiscal year ended December 31,
            1996, as the same number exhibit)...........................
10.25*      Stock Option Agreement with William H. Lambert dated March
            14, 1994 (Incorporated by reference from TSX Corporation's
            Annual Report on Form 10-K for the fiscal year ended April
            30, 1994, Exhibit 10(A)(1)3)................................
10.26*      Employment Agreement dated October 16, 1995 for Robert J.
            Stanzione...................................................
10.27*      Amendment to Employment Agreement for Robert J. Stanzione...
13.1++      Report of KPMG Peat Marwick LLP.............................
21.1++      Subsidiaries of the Registrant..............................
23.1        Consent of Ernst & Young LLP................................
23.2+       Consent of KPMG Peat Marwick LLP............................
24.1++      Power of Attorney executed by Rod F. Dammeyer...............
24.2++      Power of Attorney executed by John R. Petty.................
24.3++      Power of Attorney executed by Bruce Van Wagner..............
24.4++      Power of Attorney executed by Samuel K. Skinner.............
24.5++      Power of Attorney executed by William H. Lambert............
24.6++      Power of Attorney executed by James L. Faust................

-------------------------
 ** Incorporated by reference to ANTEC Corporation's Registration Statement on
    Form S-1, Registration Number 33-65488, filed July 2, 1993, as amended, as the same number exhibit.

*** Incorporated by reference to the Company's proxy statement for the Company's
    Annual Meeting of Stockholders held May 6, 1997.

  + Incorporated by reference to Antec Corporation's Registration Statement on
    Form S-3, Registration Number 333-58437, filed July 2, 1998, as amended, as
    Exhibit 23.3.

 ++ Previously filed.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ANTEC CORPORATION

                                          /s/      LAWRENCE A. MARGOLIS

                                          --------------------------------------
                                                   Lawrence A. Margolis
                                                 Executive Vice President


Dated: October   , 1998