Form 10-Q/A
period 1998-03-31
ANTEC CORP
filed 1998-11-17
CIK 908610

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                            ------------------------


                                 FORM 10-Q/A-2


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

PART I. FINANCIAL INFORMATION

                               ANTEC CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                           (AS RESTATED, SEE NOTE 5)

                                 (IN THOUSANDS)


                                                               MARCH 31,    DECEMBER 31,
                                                                 1998           1997
                                                               ---------    ------------
                                                              (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................    $  1,400      $  7,244
  Accounts receivable (net of allowance for doubtful
     accounts of $3,818 in 1998 and $4,289 in 1997).........      98,431        87,800
  Inventories, primarily finished goods.....................     121,234       111,698
  Other current assets......................................       3,498         2,319
                                                                --------      --------
     Total current assets...................................     224,563       209,061
Property, plant and equipment, net..........................      38,028        36,108
Goodwill (net of accumulated amortization of $38,012 in 1998
  and $36,785 in 1997)......................................     158,465       159,692
Deferred income taxes, net..................................      24,021        19,281
Other assets................................................      22,540        19,741
                                                                --------      --------
                                                                $467,617      $443,883
                                                                ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $ 46,377      $ 38,404
  Accrued compensation, benefits and related taxes..........      16,884        15,958
  Other current liabilities.................................      32,161        21,397
                                                                --------      --------
     Total current liabilities..............................      95,422        75,759
Long-term debt..............................................      80,335        72,339
                                                                --------      --------
  Total liabilities.........................................     175,757       148,098
Stockholders' equity:
  Preferred stock, par value $1.00 per share, 5 million
     shares authorized, none issued and outstanding.........          --            --
  Common stock, par value $0.01 per share, 50 million shares authorized; 39.4 million and 39.3 million shares issued
     and outstanding in 1998 and 1997, respectively.........         394           393
  Capital in excess of par value............................     261,742       261,081
  Retained earnings.........................................      29,747        34,365
  Cumulative translation adjustments........................         (23)          (54)
                                                                --------      --------
     Total stockholders' equity.............................     291,860       295,785
                                                                --------      --------
                                                                $467,617      $443,883
                                                                ========      ========


        See accompanying notes to the consolidated financial statements.

                               ANTEC CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                           (AS RESTATED, SEE NOTE 5)

                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                 THREE MONTHS ENDED
                                                                     MARCH 31,
                                                                --------------------
                                                                  1998        1997
                                                                  ----        ----
Net sales...................................................    $123,441    $120,034
Cost of sales...............................................      90,614      93,906
                                                                --------    --------
Gross profit................................................      32,827      26,128
Operating expenses:
  Selling, general and administrative expenses..............      26,769      27,065
  Amortization of goodwill..................................       1,226       1,244
  Non-recurring items.......................................      10,000      21,550
                                                                --------    --------
                                                                  37,995      49,859
                                                                --------    --------
Operating loss..............................................      (5,168)    (23,731)
Interest expense and other, net.............................       1,355       1,362
                                                                --------    --------
Loss before income tax benefit..............................      (6,523)    (25,093)
Income tax benefit..........................................       1,905       8,969
                                                                --------    --------
Net loss....................................................    $ (4,618)   $(16,124)
                                                                ========    ========
Net loss per common share...................................       $(.12)      $(.42)
                                                                ========    ========
Weighted average common shares..............................      39,348      38,420
                                                                ========    ========


        See accompanying notes to the consolidated financial statements.

                               ANTEC CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (AS RESTATED, SEE NOTE 5)

                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                                 THREE MONTHS ENDED
                                                                     MARCH 31,
                                                                --------------------
                                                                  1998        1997
                                                                  ----        ----
Operating activities:
  Net loss..................................................    $ (4,618)   $(16,124)
  Adjustments to reconcile net loss to net cash used by
     operating activities:
     Depreciation and amortization..........................       3,427       3,705
     Deferred income taxes..................................      (4,740)     (5,533)
     Changes in operating assets and liabilities:
       Accounts receivable..................................     (10,631)     12,168
       Inventories..........................................      (9,536)     11,151
       Accounts payable and accrued liabilities.............      19,793     (25,174)
       Other, net...........................................        (987)      4,270
                                                                --------    --------
          Net cash used by operating activities.............      (7,292)    (15,537)
Investing activities:
  Purchases of property, plant and equipment................      (4,121)     (2,880)
  Investments in/advances to joint ventures.................      (3,300)       (750)
  Other.....................................................         211         (68)
                                                                --------    --------
          Net cash used by investing activities.............      (7,210)     (3,698)
                                                                --------    --------
          Net cash used before financing activities.........     (14,502)    (19,235)
Financing activities:
  Borrowings................................................      32,500      39,000
  Reductions in borrowings..................................     (24,504)    (46,268)
  Proceeds from issuance of common stock....................         662          --
                                                                --------    --------
          Net cash provided (used) by financing
           activities.......................................       8,658      (7,268)
                                                                --------    --------
Net decrease in cash and cash equivalents...................      (5,844)    (26,503)
Cash and cash equivalents at beginning of period............       7,244      27,398
                                                                --------    --------
Cash and cash equivalents at end of period..................    $  1,400    $    895
                                                                ========    ========
Supplemental cash flow information:
  Interest paid during the period...........................    $  1,322    $  1,714
                                                                ========    ========
  Income taxes paid during the period.......................    $     19    $     54
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

NOTE 2. NON-RECURRING ITEMS


     In January 1998, ANTEC announced a consolidation plan being implemented concurrently with the creation of the new President and Chief Operating organization in Atlanta. The Company will consolidate all of its Rolling Meadows, Illinois offices and administrative functions into either the Atlanta Technology Center or the Englewood, Colorado TeleWire Supply division headquarters during 1998 and 1999. It is also anticipated as part of this plan that the two principal facilities located in Atlanta will be consolidated and that certain international operating and administrative functions located in Miami and Chicago will also be consolidated in Atlanta. In connection with these consolidations, the Company recorded a charge of approximately $10.0 million in the first quarter of 1998. The components of the non-recurring charge included approximately $7.6 million related to personnel costs; and approximately $2.4 million related to lease termination payments and other costs. The personnel-related costs included termination costs related to the involuntary termination of approximately 177 employees, primarily related to the finance, management information systems, and international operations functions located in Rolling Meadows and Miami. Terminated employees were offered separation amounts in accordance with the Company's severance policy and were provided specific separation dates. The Company anticipates these costs will be expended in 1998 and 1999. The Company anticipates that these consolidations will reduce annual operating costs (ie: personnel and facility related) by as much as $10.0 million however, the impact of these savings is not expected to be realized in full until 1999.


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

                               ANTEC CORPORATION

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


NOTE 5. RESTATEMENTS



     The Company has revised previously reported financial statements primarily to eliminate a portion of a non-recurring item relating to the impairment of equipment and leasehold improvements directly resulting from the Company's plan to consolidate several facilities. The estimated impairment of fixed assets as it relates to this plan is now being written off over the remaining useful life of the fixed asset. The following summarizes the revisions to the consolidated statement of operations (in thousands, except per share data):



                                                                   THREE MONTHS ENDED
                                                                   ------------------
                                                                     MARCH 31, 1998
                                                                ------------------------
                                                                PREVIOUSLY         AS
                                                                ----------         --
                                                                 REPORTED       RESTATED
                                                                ----------      --------
                                                                      (UNAUDITED)
Operating loss..............................................     $(6,678)       $(5,168)
                                                                 =======        =======
Net loss....................................................     $(5,532)       $(4,618)
                                                                 =======        =======
Net loss per common share...................................     $ (0.14)       $ (0.12)
                                                                 =======        =======

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


     Gross profit for the three months ended March 31, 1998, does not reflect the $0.1 million which was incurred to make modifications to previously sold TSX products. These costs were charged against the reserve recorded in December 1996 when TSX agreed to make these modifications. Performance of the agreed modifications was delayed by a general hold on construction imposed by the customer in 1997, the effects of which continued until 1998. See the discussion of gross profit for 1997 in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Report on Form 10-K for the year ended December 31, 1997. Gross profit for the current period does reflect, however, a charge of $0.1 million to increase that reserve based on the Company's current estimate that it will cost approximately $1.5 million to complete these modifications. It is currently estimated that these modifications will be substantially completed by the end of December 1998 and finally completed by March 31, 1999.



     Selling, General and Administrative ("SG&A") Expenses. SG&A expenses for the first three months of 1998 were $26.8 million compared to $27.1 million for the first three months of 1997. This represents a decrease of 1.1% and reflects ongoing expense controls.



     Non-Recurring Items. In the first quarter of 1998, ANTEC recorded a one-time charge of approximately $10.0 million. The non-recurring charge included the severance, relocation and real estate costs associated with: the consolidation of the Company's Rolling Meadows, Illinois corporate and administrative functions into either the Atlanta Technology Center or the Englewood, Colorado Telewire Supply division headquarters; the consolidation of the Company's two principal facilities in Atlanta into one; and the consolidation of certain international operating and administrative functions located in Miami and Chicago into Atlanta. (See Note 2 of the Notes to the Consolidated Financial Statements.)


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


     Net Loss. Net loss was $4.6 million for the first three months of 1998 as compared to net loss of $16.1 million for the first three months of 1997. Included in the net losses for 1998 and 1997 were non-recurring

                               ANTEC CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)


items of approximately $10.0 and $28.0 million, respectively. (See Note 2 of the Notes to the Consolidated Financial Statements.) The decrease in net loss from the same period in 1997 was due to the factors described above.


FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

REORGANIZATION/MERGER COSTS


     In January 1998, ANTEC announced a consolidation plan being implemented concurrently with the creation of the new President and Chief Operating Officer organization in Atlanta. The Company will consolidated all of its Rolling Meadows, Illinois offices and administrative functions into either the Atlanta Technology Center or the Englewood, Colorado TeleWire Supply division headquarters during 1998 and 1999. It is also anticipated as part of this plan that the two principal facilities located in Atlanta will be consolidated and that certain international operating and administrative functions located in Miami and Chicago will also be consolidated in Atlanta. In connection with these consolidations, the Company recorded a charge of approximately $10.0 million in the first quarter of 1998. The components of the non-recurring charge included approximately $7.6 million related to personnel costs; and approximately $2.4 million related to lease termination payments and other costs. The personnel-related costs included termination costs related to the involuntary termination of approximately 177 employees, primarily related to the finance, management information systems, and international operations functions located in Rolling Meadows and Miami. Terminated employees were offered separation amounts in accordance with the Company's severance policy and were provided specific separation dates. The Company anticipates these costs will be expended in 1998 and 1999. The Company anticipates that these consolidations will reduce annual operating costs (ie: personnel and facility related) by as much as $10.0 million however, the impact of these savings is not expected to be realized in full until 1999.


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