Form 10-Q/A
period 1998-06-30
ANTEC CORP
filed 1998-11-17
CIK 908610

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

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

PART I. OTHER INFORMATION

                               ANTEC CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                           (AS RESTATED, SEE NOTE 8)

                                 (IN THOUSANDS)


                                                                 JUNE 30,      DECEMBER 31,
                                                                   1998            1997
                                                                -----------    ------------
                                                                (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                                      $    798        $  7,244
  Accounts receivable (net of allowance for doubtful
     accounts of $3,962 in 1998 and $4,289 in 1997)               119,420          87,800
  Inventories                                                     131,727         111,698
  Other current assets                                              5,561           2,319
                                                                 --------        --------
          Total current assets                                    257,506         209,061
Property, plant and equipment, net                                 37,930          36,108
Goodwill (net of accumulated amortization of $39,238 in 1998
  and $36,785 in 1997)                                            157,237         159,692
Deferred income taxes, net                                         22,666          19,281
Other assets                                                       25,298          19,741
                                                                 --------        --------
                                                                 $500,637        $443,883
                                                                 ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                               $ 57,365        $ 38,404
  Accrued compensation, benefits and related taxes                 18,735          15,958
  Other current liabilities                                        28,936          21,397
                                                                 --------        --------
          Total current liabilities                               105,036          75,759
Long-term debt                                                    161,500          72,339
                                                                 --------        --------
          Total liabilities                                       266,536         148,098
Stockholders' equity:
  Preferred stock, par value $1.00 per share, 5 million
     shares authorized, none issued and outstanding                    --              --
  Common stock, par value $0.01 per share, 50 million shares authorized; 35.2 million and 39.3 million shares issued
     and outstanding in 1998 and 1997, respectively                   352             393
  Capital in excess of par value                                  200,377         261,081
  Retained earnings                                                33,396          34,365
  Cumulative translation adjustments                                  (24)            (54)
                                                                 --------        --------
          Total stockholders' equity                              234,101         295,785
                                                                 --------        --------
                                                                 $500,637        $443,883
                                                                 ========        ========


        See accompanying notes to the consolidated financial statements.

                               ANTEC CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                           (AS RESTATED, SEE NOTE 8)

                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                         THREE MONTHS ENDED       SIX MONTHS ENDED
                                                              JUNE 30,                JUNE 30,
                                                        --------------------    --------------------
                                                          1998        1997        1998        1997
                                                        --------    --------    --------    --------
Net sales                                               $140,704    $124,262    $264,145    $244,296
Cost of sales                                            103,936      90,669     194,550     184,575
                                                        --------    --------    --------    --------
Gross profit                                              36,768      33,593      69,595      59,721
Operating expenses:
  Selling, general and administrative                     26,477      27,411      53,246      54,476
  Amortization of goodwill                                 1,227       1,228       2,453       2,472
  Non-recurring items                                         --          --      10,000      21,550
                                                        --------    --------    --------    --------
                                                          27,704      28,639      65,699      78,498
                                                        --------    --------    --------    --------
Operating income (loss)                                    9,064       4,954       3,896     (18,777)
Interest expense and other, net                            1,923       1,679       3,278       3,041
                                                        --------    --------    --------    --------
Income (loss) before income taxes                          7,141       3,275         618     (21,818)
Income tax expense (benefit)                               3,492       2,292       1,587      (6,677)
                                                        --------    --------    --------    --------
Net income (loss)                                       $  3,649    $    983    $   (969)   $(15,141)
                                                        ========    ========    ========    ========
Net income (loss) per weighted average common and
  common equivalent shares:
  Basic                                                 $   0.10    $   0.03    $  (0.02)   $  (0.39)
                                                        ========    ========    ========    ========
  Diluted                                               $   0.09    $   0.02    $  (0.02)   $  (0.39)
                                                        ========    ========    ========    ========
Weighted average common and common equivalent
  shares:
  Basic                                                   38,273      38,452      38,809      38,436
                                                        ========    ========    ========    ========
  Diluted                                                 41,303      39,729      38,809      38,436
                                                        ========    ========    ========    ========


        See accompanying notes to the consolidated financial statements.

                               ANTEC CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (AS RESTATED, SEE NOTE 8)

                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                                  SIX MONTHS ENDED
                                                                      JUNE 30,
                                                                ---------------------
                                                                  1998         1997
                                                                ---------    --------
Operating activities:
  Net loss                                                      $    (969)   $(15,141)
  Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
       Depreciation and amortization                                7,577       7,383
       Deferred income taxes                                       (3,385)     (4,009)
       Changes in operating assets and liabilities:
          (Increase) decrease in accounts receivable              (31,620)     14,578
          (Increase) decrease in inventories                      (20,029)     19,306
          Increase (decrease) in accounts payable and
            accrued liabilities                                    29,604     (27,818)
          (Increase) decrease in other, net                        (1,163)      6,497
                                                                ---------    --------
Net cash provided by (used in) operating activities               (19,985)        796
Investing activities:
  Purchases of property, plant and equipment                       (6,946)     (6,240)
  Investments in / advances to joint ventures                      (3,300)       (782)
  Other                                                               175         (71)
                                                                ---------    --------
Net cash used in investing activities                             (10,071)     (7,093)
Financing activities:
  Net borrowings under credit facilities                           91,000      66,000
  Net reductions in borrowings under credit facilities           (116,839)    (82,271)
  Issuance of 4.5% convertible subordinated notes                 115,000          --
  Purchase and retirement of common stock                         (63,459)         --
  Deferred financing costs paid                                    (4,837)         --
  Proceeds from issuance of common stock                            2,715         896
                                                                ---------    --------
Net cash provided by (used in) financing activities                23,580     (15,375)
Effect of exchange rate changes on cash                                30         (68)
                                                                ---------    --------
Net decrease in cash and cash equivalents                          (6,446)    (21,740)
Cash and cash equivalents at beginning of period                    7,244      27,398
                                                                ---------    --------
Cash and cash equivalents at end of period                      $     798    $  5,658
                                                                =========    ========
Supplemental cash flow information:
  Interest paid during the period                               $   2,132    $  3,310
                                                                =========    ========
  Income taxes paid during the period                           $   2,718    $    417
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

NOTE 2. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In the first quarter of 1998, the Company adopted FASB Statement No. 130, Reporting Comprehensive Income. Comprehensive income (loss) for the six months ended June 30, 1998 and 1997 was $30 thousand and ($68) thousand, respectively.

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

NOTE 3. NON-RECURRING ITEMS


     In January 1998, ANTEC announced a consolidation plan being implemented concurrently with the creation of the new President and Chief Operating organization in Atlanta. The Company will consolidate all of its Rolling Meadows, Illinois offices and administrative functions into either the Atlanta Technology Center or the Englewood, Colorado TeleWire Supply division headquarters during 1998 and 1999. It is also anticipated as part of this plan that the two principal facilities located in Atlanta will be consolidated and that certain international operating and administrative functions located in Miami and Chicago will also be consolidated in Atlanta. In connection with these consolidations, the Company recorded a charge of approximately $10.0 million in the first quarter of 1998. The components of the non-recurring charge included approximately $7.6 million related to personnel costs; and approximately $2.4 million related to lease termination payments and other costs. The personnel-related costs included termination costs related to the involuntary termination of approximately 177 employees, primarily related to the finance, management information systems, and international operations functions located in Rolling Meadows and Miami. Terminated employees were offered separation amounts in accordance with the Company's severance policy and were provided specific separation dates. As of June 30, 1998, approximately 58 employees had been terminated. As of June 30, 1998 approximately $6.0 million of the cash costs related to personnel costs had yet to be expended. As of June 30, 1998, approximately $1.4 million of cash costs related to lease termination payments and other costs had yet to be expended. The Company anticipates these costs will be expended in 1998 and 1999. As of June 30, 1998, there have been no significant adjustments to the liability. The Company anticipates that these consolidations will reduce annual operating costs (ie: personnel and facility related) by as much as $10.0 million however, the impact of these savings is not expected to be realized in full until 1999.

                               ANTEC CORPORATION

                                  (UNAUDITED)

     In the first quarter of 1997, in connection with the February 6, 1997 merger between Antec Corporation and TSX Corporation ("Merger"), the Company recorded merger / integration costs aggregating approximately $28.0 million. The components of the non-recurring charge included $6.9 million related to the investment banking, legal, accounting and contractual change of control payments associated with the Merger; $11.2 million related to facility and operational consolidation and reorganization due to the combining of various manufacturing operations; and $3.4 million related to severance costs resulting from the elimination of positions duplicated by the Merger and integration. The personnel-related costs included charges related to the termination of approximately 200 employees primarily resulting from the factors described above. Also included in the total merger / integration charge was a write-off of redundant inventories totaling approximately $6.5 million that has been reflected in the cost of sales for the six months ended June 30, 1997. As of June 30, 1998, approximately $0.9 million of the charge had yet to be utilized.

NOTE 4. INVENTORIES

     Inventories consist of:

                                                             JUNE 30,      DECEMBER 31,
                                                               1998            1997
                                                            -----------    ------------
                                                            (UNAUDITED)
Raw material                                                 $ 30,994        $ 27,931
  Work in process                                               7,305           6,343
  Finished goods                                               93,428          77,424
                                                             ========        ========
  Total inventories                                          $131,727        $111,698
                                                             ========        ========

NOTE 5. LONG TERM DEBT

     Long term debt consists of:

                                                             JUNE 30,      DECEMBER 31,
                                                               1998            1997
                                                            -----------    ------------
                                                            (UNAUDITED)
Revolving Credit Facility                                    $ 46,500        $70,000
  4.5% Convertible Subordinated Notes                         115,000             --
  Other                                                            --          2,339
                                                             --------        -------
  Total long term debt                                       $161,500        $72,339
                                                             ========        =======

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

                               ANTEC CORPORATION

                                  (UNAUDITED)

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


                                                              THREE MONTHS
                                                                  ENDED           SIX MONTHS ENDED
                                                                JUNE 30,              JUNE 30,
                                                            -----------------    -------------------
                                                             1998      1997       1998        1997
                                                            ------    -------    -------    --------
Numerator:
  Net income (loss); numerator for basic and diluted
     earnings per share -- income (loss) available to
     common stockholders                                    $3,649    $   983    $  (969)   $(15,141)
                                                            ======    =======    =======    ========
Denominator:
  Denominator for basic earnings per
     share-weighted-average shares                          38,273     38,452     38,809      38,436
  Effects of dilutive securities:
     Options/warrants                                        3,030      1,277         --          --
                                                            ------    -------    -------    --------
  Denominator for diluted earnings per share                41,303     39,729     38,809      38,436
                                                            ======    =======    =======    ========
Basic earnings per share                                    $ 0.10    $  0.03    $ (0.02)   $  (0.39)
                                                            ======    =======    =======    ========
Diluted earnings per share                                  $ 0.09    $  0.02    $ (0.02)   $  (0.39)
                                                            ======    =======    =======    ========


The 4.5% Convertible Subordinated Notes were antidilutive for the three and six month periods ended June 30, 1998. The effects of the options and warrants were not presented for the six months ended June 30, 1998 and 1997 as the Company incurred a net loss and inclusion of these securities would be antidilutive.


NOTE 8. RESTATEMENTS



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

                               ANTEC CORPORATION

                                  (UNAUDITED)


     The following summarizes the revisions to the consolidated statement of operations (in thousands, except per share data):



                                                              THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                JUNE 30, 1998             JUNE 30, 1998
                                                            ----------------------    ----------------------
                                                                 (UNAUDITED)               (UNAUDITED)
                                                            PREVIOUSLY       AS       PREVIOUSLY       AS
                                                             REPORTED     RESTATED     REPORTED     RESTATED
                                                            ----------    --------    ----------    --------
Operating income (loss)                                       $9,624       $9,064      $ 2,946       $3,896
                                                              ======       ======      =======       ======
Net income (loss)                                             $3,988       $3,649      $(1,544)      $ (969)
                                                              ======       ======      =======       ======
Net income (loss) per weighted average common and common
  equivalent shares:
  Basic                                                       $ 0.10       $ 0.09      $ (0.04)      $(0.02)
                                                              ======       ======      =======       ======
  Diluted                                                     $ 0.10       $ 0.09      $ (0.04)      $(0.02)
                                                              ======       ======      =======       ======

                               ANTEC CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND
1997

     Net Sales. Net sales for the three and six-month periods ended June 30, 1998 were $140.7 million and $264.1 million, respectively, as compared to $124.3 million and $244.3 million for the same periods in 1997. This represents an increase of 13.2% and 8.1% for the three and six month periods, respectively. These increases primarily reflect additional capital spending by the Company's largest customer, Tele-Communications, Inc. ("TCI"). TCI sales for the six months ended June 30, 1998 and 1997 were $61.1 million and $16.4 million respectively. These gains were partially offset by lower international sales primarily in Latin America due to regulatory uncertainties and in the Pacific Rim resulting from currency issues.

     Gross Profit. Gross profit for the three and six-month periods ended June 30, 1998 was $36.8 million and $69.6 million, respectively, as compared to $33.6 million and $59.7 million for the same periods in 1997. The six-month period ended June 30, 1997 includes a $6.5 million write-off of redundant inventories in connection with the merger between Antec Corporation and TSX Corporation ("Merger"). Excluding the inventory charge, gross profit as a percentage of sales for the three and six-month periods ended June 30, 1998 was 26.1% and 26.3%, respectively, as compared to 27.0% and 27.1% for the same periods in 1997. The decreased gross profit percentage for the three and six-month periods ended June 30, 1998 are primarily due to the completion of certain material management contracts and from manufacturing inefficiencies associated with new product introductions.


     Gross profit for the three and six month periods ended June 30, 1998 does not reflect the $0.1 million and the $0.2 million, respectively which was incurred in the periods to make modifications to previously sold TSX products. These costs were charged against the reserve recorded in December 1996 when TSX agreed to make these modifications. Performance of the agreed modifications was delayed by a general hold on contributions imposed by the customer in 1997, the effects of which continued until 1998. See the discussion of gross profit for 1997 in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Report on Form 10-K for the year ended December 31, 1997. Gross profit for the six and three month period ended June 30, 1998 does reflect, however, a charge of $0.1 million in the first quarter to increase that reserve. Gross profit for the three month and six month periods ended June 30, 1997 included $1.0 million for the reduction of this reserve due to changed circumstances. As of June 30, 1998, this reserve stood at $1.4 million, the estimated cost for completion of the modifications. It currently is estimated that these modifications will be substantially completed in 1998 and fully completed by March 31, 1999.



     Selling, General and Administrative ("SG&A") Expenses. SG&A expenses for the three and six month periods ended June 30, 1998 were $26.5 million and $53.2 million, respectively, as compared to $27.4 million and $54.5 million for the same periods in 1997. These expenses decreased by 3.3% and 2.4% for the three and six-month periods, respectively, as a result of ongoing expense control.



     Non-Recurring Items. In January 1998, ANTEC announced a consolidation plan being implemented concurrently with the creation of the new President and Chief Operating organization in Atlanta. The Company will consolidate all of its Rolling Meadows, Illinois offices and administrative functions into either the Atlanta Technology Center or the Englewood, Colorado TeleWire Supply division headquarters during 1998 and 1999. It is also anticipated as part of this plan that the two principal facilities located in Atlanta will be consolidated and that certain international operating and administrative functions located in Miami and Chicago will also be consolidated in Atlanta. In connection with these consolidations, the Company recorded a charge of approximately $10.0 million in the first quarter of 1998. The components of the non-recurring charge included approximately $7.6 million related to personnel costs; and approximately $2.4 million related to lease termination payments and other costs. The personnel-related costs included termination costs related to the involuntary termination of approximately 177 employees, primarily related to the finance, management information systems, and international operations functions located in Rolling Meadows and Miami. Terminated employees were offered separation amounts in accordance with the Company's severance policy

                               ANTEC CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)


and were provided specific separation dates. As of June 30, 1998 approximately 58 employees had been terminated. As of June 30, 1998 approximately $6.0 million of the cash costs related to personnel costs had yet to be expended. As of June 30, 1998, approximately $1.4 million of cash costs related to lease termination payments and other costs had yet to be expended. The Company anticipates these costs will be expended in 1998 and 1999. As of June 30, 1998, there have been no significant adjustments to the liability. The Company anticipates that these consolidations will reduce annual operating costs (ie: personnel and facility related) by as much as $10.0 million however, the impact of these savings is not expected to be realized in full until 1999.


     In the first quarter of 1997, the Company recorded merger/integration costs aggregating approximately $28.0 million. The non-recurring charge included investment banking, legal, accounting and contractual change of control payments associated with the Merger; facility and operational consolidation and reorganization costs due to the combining of various manufacturing operations; and severance costs resulting from the elimination of positions duplicated by the Merger and integration. Also included in the total merger/integration charge was a write-off of redundant inventories as noted in the gross profit narrative. The costs related to the facility and operational consolidation and reorganization were comprised of costs associated with the shutdown of several of the Company's operating locations. These costs consisted of lease termination payments, losses on sale and disposal of building and equipment and other related fixed assets. All of the planned facility closings were completed and related cash costs were expended by the end of 1997. In 1997 and 1998, the Company paid in aggregate approximately $2.5 million relating to personnel-related costs which represented the termination of approximately 175 employees. As of June 30, 1998, approximately $0.9 million of cash costs had yet to be expended which consisted of contractual obligations resulting from the Merger and other personnel-related costs. The Company anticipates these costs will be expended in 1998. As of June 30, 1998, there have been no significant adjustments to the liability. (See Note 3 of the Notes to the Consolidated Financial Statements.)

     Interest Expense and Other, Net. Interest expense and other, net for the three and six-month periods ended June 30, 1998 were $1.9 million and $3.3 million, respectively, as compared to $1.7 million and $3.0 million for the same periods in 1997. The three and six-months ended June 30, 1998 includes the impact of the issuance of $115.0 million of 4.5% Convertible Subordinated Notes ("Notes") and the related deferred financing fees. The periods ended June 30, 1998 also include the impact of the repurchase of 4.4 million shares of the Company's common stock ("Common Stock") from Anixter International Inc. ("Anixter") for $63.5 million. Additionally, interest expense for 1998 includes the write-off of the remaining deferred financing fees related to the Company's previous credit facility paid down in May 1998. (See Notes 5 and 6 of the Notes to the Consolidated Financial Statements.)


     Net Income (Loss). Net income (loss) for the three and six-month periods ended June 30, 1998 was $3.6 million and $(1.0) million, respectively, as compared to $1.0 million and $(15.1) million for the same periods in 1997. Included in the net losses for the six month periods ended June 30, 1998 and 1997 were non-recurring items of approximately $10.0 and $28.0 million, respectively. (See Note 3 of the Notes to the Consolidated Financial Statements.)


FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

FINANCING

     On May 8, 1998, the Company issued $115.0 million of 4.5% Notes due May 15, 2003 (the "Offering"). The Notes are convertible, at the option of the holder, at any time prior to the close of business on the stated maturity date, into the Company's Common Stock at a conversion price of $24.00 per share. The Notes are redeemable, in whole or in part, at the Company's option, at any time on or after May 15, 2001. The net proceeds from the Offering were used to repay all outstanding amounts under the Company's existing credit facility, and the remainder of the net proceeds were invested in government securities, certificates of deposits or similar investment grade securities until June 1998 when the Company completed the repurchase of

                               ANTEC CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

FINANCING -- (CONTINUED)
approximately 4.4 million shares of Common Stock owned by Anixter for approximately $63.5 million. The TCI Venture Group, an affiliate of the Company, acquired the remaining 500,000 shares of Common Stock owned by Anixter for approximately $7.3 million. (See Notes 5 and 6 of the Notes to the Consolidated Financial Statements.)

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

     Cash flows provided by financing activities were $23.6 million for the six months ended June 30, 1998 as compared to negative cash flows of $15.4 million for the same period in 1997. The most significant financing

                               ANTEC CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

CASH FLOWS -- (CONTINUED)
activities which occurred during the six months ended June 1998 include the impact of the issuance of $115.0 million of 4.5% Notes and the repurchase of 4.4 million shares of Common Stock from Anixter for approximately $63.5 million. (See Notes 5 and 6 of the Notes to the Consolidated Financial Statements.)

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

     The Company, based on its normal interaction with its customers and suppliers and the wide attention the Year 2000 Issue has received, believes that its suppliers and customers will be prepared for the Year 2000 Issue. There can, however, be no assurance that this will be so. The Company has not sought any written assurances from its suppliers or customers because it does not believe that any such assurances would be meaningful. The Company has not yet seen any need for contingency plans for the Year 2000 Issue, but this need will be continuously monitored as the Company acquires more information about the preparations of its suppliers and customers. Some risks of the Year 2000 Issue are beyond the control of the Company and its suppliers and customers. For example no preparations or contingency plan will protect the Company from a

                               ANTEC CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

IMPACT OF YEAR 2000 -- (CONTINUED)
downturn in economic activity caused by the possible ripple effect throughout the entire economy that could be caused by problems of others with the Year 2000 Issue.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

        10.1 Credit Agreement (Incorporated by reference from ANTEC Corporation's Registration Statement on Form S-3, Registration Number 333-58437, Exhibit 10.1)

        *27  Financial Data Schedule (for SEC use only)

     (b) Reports on Form 8-K

     None

     ------------------------------
     *Previously filed

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