Form 10-Q
period 1998-09-30
ANTEC CORP
filed 1998-11-17
CIK 908610

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------

                                   FORM 10 - Q

[X]
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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


                                YES   X   NO    _
                                    ----     ----

           At October 31, 1998, there were 35,620,648 shares of Common Stock, $0.01 par value, of the registrant outstanding.

================================================================================

PART I. OTHER INFORMATION

                                ANTEC CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                           September 30,        December 31,
                                                                               1998                 1997
                                                                           --------------       ------------
                                                                             (Unaudited)
                                    ASSETS
Current assets:
      Cash and cash equivalents                                             $   2,401           $   7,244
      Accounts receivable (net of allowance for doubtful accounts
            of $3,863 in 1998 and $4,289 in 1997)                             139,682              87,800
      Inventories                                                             140,765             111,698
      Other current assets                                                      6,929               2,319
                                                                            ---------           ---------
            Total current assets                                              289,777             209,061

Property, plant and equipment, net                                             40,277              36,108
Goodwill (net of accumulated amortization of
            $40,468 in 1998 and $36,785 in 1997)                              156,010             159,692
Deferred income taxes, net                                                     22,242              19,281
Other assets                                                                   27,591              19,741
                                                                            ---------           ---------
                                                                            $ 535,897           $ 443,883
                                                                            =========           =========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                      $  58,003           $  38,404
      Accrued compensation, benefits and related taxes                         20,185              15,958
      Other current liabilities                                                35,258              21,397
                                                                            ---------           ---------
            Total current liabilities                                         113,446              75,759

Long-term debt                                                                177,500              72,339
                                                                            ---------           ---------
            Total liabilities                                                 290,946             148,098

Stockholders' equity:
      Preferred stock, par value $1.00 per share, 5 million shares
           authorized, none issued and outstanding                                  -                   -
      Common stock, par value $0.01 per share, 50 million shares authorized; 35.6 million and 39.0 million shares issued
           and outstanding in 1998 and 1997, respectively                         356                 393
      Capital in excess of par value                                          206,233             261,081
      Retained earnings                                                        38,375              34,365
      Cumulative translation adjustments                                          (13)                (54)
                                                                            ---------           ---------
           Total stockholders' equity                                         244,951             295,785
                                                                            ---------           ---------
                                                                            $ 535,897           $ 443,883
                                                                            =========           =========

        See accompanying notes to the consolidated financial statements.

                                ANTEC CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (In thousands, except per share data)



                                                           Three Months Ended                     Nine Months Ended
                                                              September 30,                         September 30,
                                                       ---------------------------           ---------------------------
                                                          1998              1997                 1998             1997
                                                       ---------         ---------           ---------         ---------

Net sales                                              $ 150,336         $ 120,365           $ 414,481         $ 364,661
Cost of sales                                            111,555            91,049             306,105           275,624
                                                       ---------         ---------           ---------         ---------
Gross profit                                              38,781            29,316             108,376            89,037

Operating expenses:
       Selling, general and administrative                25,904            28,253              79,150            82,729
       Amortization of goodwill                            1,230             1,227               3,683             3,699
       Non-recurring items                                     -                 -              10,000            21,550
                                                       ---------         ---------           ---------         ---------
                                                          27,134            29,480              92,833           107,978
                                                       ---------         ---------           ---------         ---------
Operating income (loss)                                   11,647              (164)             15,543           (18,941)
Interest expense and other, net                            2,720             1,505               5,998             4,546
                                                       ---------         ---------           ---------         ---------
Income (loss) before income taxes                          8,927            (1,669)              9,545           (23,487)
Income tax expense (benefit)                               3,948               330               5,535            (6,347)
                                                       ---------         ---------           ---------         ---------
Net income (loss)                                      $   4,979         $  (1,999)          $   4,010         $ (17,140)
                                                       =========         =========           =========         =========

Net income (loss) per
        Weighted average common
        and common equivalent shares:
        Basic                                          $    0.14         $   (0.05)          $    0.11         $   (0.44)
                                                       =========         =========           =========         =========
        Diluted                                        $    0.13         $   (0.05)          $    0.10         $   (0.44)
                                                       =========         =========           =========         =========
Weighted average common and
       Common equivalent shares:
       Basic
                                                          35,513            38,828              37,699            38,570
                                                       =========         =========           =========         =========
       Diluted                                            38,477            38,828              40,439            38,570
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

                                ANTEC CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                             -----------------------------
                                                                                1998               1997
                                                                             ------------      -----------
Operating activities:
      Net income (loss)                                                      $   4,010           $ (17,140)
      Adjustments to reconcile net income (loss) to net cash
         Provided by (used in) operating activities:
            Depreciation and amortization                                       11,303              10,893
            Deferred income taxes                                               (2,961)             (3,482)
            Changes in operating assets and liabilities:
                (Increase) decrease in accounts receivable                     (51,882)             14,355
                (Increase) decrease in inventories                             (29,067)             21,264
                Increase (decrease) in accounts payable and accrued
                liabilities                                                     38,061             (29,113)
                (Increase) decrease in other, net                               (2,497)              6,758
                                                                             ---------           ---------
Net cash provided by (used in) operating activities                            (33,033)              3,535

Investing activities:
      Purchases of property, plant and equipment                               (11,789)             (9,916)
      Investments in / advances to joint ventures                               (5,800)             (4,778)
      Other                                                                        584                (108)
                                                                             ---------           ---------
Net cash used in investing activities                                          (17,005)            (14,802)

Financing activities:
      Net borrowings under credit facilities                                   107,000              99,500
      Net reductions in borrowings under credit facilities                    (116,839)           (108,816)
      Issuance of 4.5% convertible subordinated notes                          115,000                   -
      Purchase and retirement of common stock                                  (63,459)                  -
      Deferred financing costs paid                                             (5,111)                  -
      Proceeds from issuance of common stock                                     8,574               1,997
                                                                             ---------           ---------
Net cash provided by (used in) financing activities                             45,165              (7,319)


Effect of exchange rate changes on cash                                             30                 (29)

                                                                             ---------           ---------
Net decrease in cash and cash equivalents                                       (4,843)            (18,615)
Cash and cash equivalents at beginning of period                                 7,244              27,398
                                                                             ---------           ---------
Cash and cash equivalents at end of period                                   $   2,401           $   8,783
                                                                             =========           =========

Supplemental cash flow information:
      Interest paid during the period                                        $   3,344           $   4,807
                                                                             =========           =========
      Income taxes paid during the period                                    $   5,530           $     670
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

NOTE 2.  RESTATEMENT

           The Company has revised previously filed financial statements for the quarters ended March 31, 1998 and June 30, 1998. These restatements have been made primarily to eliminate a portion of a non-recurring item, included in the quarter ended March 31, 1998 results, relating to the impairment of equipment and leasehold improvements directly resulting from the Company's plan to consolidate several facilities. The estimated impairment of fixed assets, as it relates to this plan, is now being written off over the remaining estimated useful lives of the fixed assets. These changes are reflected in the nine-month period ended September 30, 1998. It should be noted that the amended Form 10-Qs for the periods ended March 31, 1998 and June 30, 1998 have been filed.

           The effect of these adjustments on the quarter ended March 31, 1998 was an increase in net income of $0.9 million from a loss of $(5.5) million to a loss of $(4.6) million or an increase of $.02 per common share. Conversely, the effect of these adjustments in the quarter ended June 30, 1998 decreased net income by $0.3 million from $4.0 million to approximately $3.7 million or a decrease of $.01 per common share. The effect of these adjustments to the previously announced results for the quarter ended September 30, 1998 was to reduce net income by $0.3 million or $.01 per common share.


NOTE 3.  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

           In the first quarter of 1998, the Company adopted FASB Statement No. 130, Reporting Comprehensive Income, which establishes standards for the financial presentation of comprehensive income and its components. Adoption of FASB Statement No. 130 had no effect on the Company's financial position or operating results. The impact of reporting comprehensive income (loss) for the nine months ended September 30, 1998 and 1997 was $30 thousand and ($29) thousand, respectively.

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

                                ANTEC CORPORATION

NOTE 4.  NON-RECURRING ITEMS

           In January 1998, ANTEC announced a consolidation plan being implemented concurrently with the creation of the new President and Chief Operating Officer organization in Atlanta. The Company will consolidate all of its Rolling Meadows, Illinois corporate and administrative functions into either the Atlanta Technology Center or the Englewood, Colorado Telewire Supply division headquarters during 1998 and 1999. It is also anticipated as part of this plan that the two principal facilities located in Atlanta will be consolidated and that certain international operating and administrative functions located in Miami and Chicago will also be consolidated in Atlanta. In connection with these consolidations, the Company recorded a charge of approximately $10.0 million in the first quarter of 1998. The components of the non-recurring charge included approximately $7.6 million related to personnel costs; and approximately $2.4 million related to lease termination payments and other costs. The personnel-related costs included termination costs related to the involuntary termination of approximately 177 employees, primarily related to the finance, management information systems, and international operations functions located in Chicago and Miami. Terminated employees were offered separation amounts in accordance with the Company's severance policy and were provided specific separation dates. As of September 30, 1998, 98 of the estimated 177 employees have been terminated. As of September 30, 1998, approximately $4.2 million of the cash costs related to personnel costs had yet to be expended and approximately $1.4 million of cash costs related to lease termination payments and other costs had yet to be expended. The Company anticipates these costs will be expended in 1998 and 1999. As of September 30, 1998, there have been no significant adjustments to the liability. The Company anticipates that these consolidations will reduce annual operating costs (i.e.: personnel and facility related) by as much as $10.0 million, however, the impact of these savings is not expected to be realized in full until 1999.

           In the first quarter of 1997, in connection with the February 6, 1997 merger between Antec Corporation and TSX Corporation ("Merger"), the Company recorded merger/integration costs aggregating approximately $28.0 million. The components of the non-recurring charge included $6.9 million related to the investment banking, legal, accounting and contractual change of control payments associated with the Merger; $11.2 million related to facility and operational consolidation and reorganization due to the combining of various manufacturing operations; and $3.4 million related to severance costs resulting from the elimination of positions duplicated by the Merger and integration. The personnel-related costs included charges related to the termination of approximately 200 employees primarily resulting from the factors described above. Also included in the total merger/integration charge was a write-off of redundant inventories totaling approximately $6.5 million that has been reflected in the cost of sales for the nine months ended September 30, 1997. As of September 30, 1998, approximately $0.6 million of the $28.0 million charge had yet to be utilized.

NOTE 5.  INVENTORIES


           Inventories consist of:
                                        September 30,          December 31,
                                             1998                  1997
                                       -------------           ------------
                                        (Unaudited)
       Raw material                       $ 39,086                $ 27,931
       Work in process                      11,189                   6,343
       Finished goods                       90,490                  77,424
                                          --------                --------
            Total inventories             $140,765                $111,698
                                          ========                ========

                                ANTEC CORPORATION

NOTE 6.  LONG TERM DEBT

           Long term debt consists of:

                                                      September 30,      December 31,
                                                          1998              1997
                                                    ---------------      ------------
                                                      (Unaudited)
       Revolving Credit Facility                       $ 62,500            $ 70,000
       4.5% Convertible Subordinated Notes              115,000                   -
       Other                                                  -               2,339
                                                       --------            --------
             Total long term debt                      $177,500            $ 72,339
                                                       ========            ========


           On May 8, 1998, the Company issued $115.0 million of 4.5% Convertible Subordinated Notes ("Notes") due May 15, 2003 (the "Offering"). The Notes are convertible, at the option of the holder, at any time prior to the close of business on the stated maturity date, into the Company's common stock ("Common Stock") at a conversion price of $24.00 per share. The Notes are redeemable, in whole or in part, at the Company's option, at any time on or after May 15, 2001. The net proceeds from the Offering were used to repay all outstanding amounts under the Company's existing credit facility, and the remainder of the net proceeds were invested in government securities, certificates of deposits or similar investment grade securities until June 1998 when the Company completed the repurchase of approximately 4.4 million shares of Common Stock owned by Anixter International Inc. ("Anixter") for approximately $63.5 million. (See
Note 7 of the Notes to the Consolidated Financial Statements.)

           On May 21, 1998, the Company entered into a new secured four-year credit facility ("New Credit Facility") with a group of banks aggregating $85.0 million. The New Credit Facility permits the Company to borrow, on a revolving basis, an amount contingent upon the level of certain eligible assets. The New Credit Facility provides for various interest rate alternatives. The average annual interest rate on borrowings was approximately 7.85% at September 30, 1998. The commitment fee on unused borrowings is approximately 0.5%. The New Credit Facility contains various restrictions and covenants, including limits on payments to stockholders, interest coverage, and net worth tests.

NOTE 7.  COMMON STOCK

           In June 1998, the Company repurchased approximately 4.4 million shares of Common Stock owned by Anixter for approximately $63.5 million. The TCI Venture Group, an affiliate of the Company, acquired the remaining 500,000 shares of Common Stock owned by Anixter for approximately $7.3 million.

                                ANTEC CORPORATION

NOTE 8.  EARNINGS PER SHARE

           The following is an illustration of the reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations and other related disclosures.



                                                          Three Months Ended          Nine Months Ended
                                                            September 30,                September 30,
                                                     -------------------------      -----------------------
                                                        1998           1997           1998          1997
                                                     --------       ----------      --------       --------
Numerator:

    Net income (loss); numerator for basic
      and diluted earnings per share - income
      (loss) available to common stockholders        $  4,979       $ (1,999)       $  4,010       $(17,140)
                                                     ========       ========        ========       ========
Denominator:
    Denominator for basic earnings per share -
      Weighted-average shares                          35,513         38,828          37,699         38,570

    Effects of dilutive securities:
      Options/warrants                                  2,964            -             2,740            -
                                                     --------       --------        --------       --------
    Denominator for diluted earnings per share         38,477         38,828          40,439         38,570
                                                     ========       ========        ========       ========

Basic earnings per share                             $   0.14       $  (0.05)       $   0.11       $  (0.44)
                                                     ========       ========        ========       ========
Diluted earnings per share                           $   0.13       $  (0.05)       $   0.10       $  (0.44)
                                                     ========       ========        ========       ========

The 4.5% Convertible Subordinated Notes were antidilutive for the three and nine month periods ended September 30, 1998. The effects of the options and warrants were not presented for the three and nine-month periods ended September 30, 1997 as the Company incurred a net loss and inclusion of these securities would be antidilutive.

                                ANTEC CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

           Net Sales. Net sales for the three and nine-month periods ended September 30, 1998 were $150.3 million and $414.5 million, respectively, as compared to $120.4 million and $364.7 million for the same periods in 1997. This represents an increase of approximately 24.8% and 13.7% for the three and nine month periods, respectively. These increases primarily reflect additional capital spending by the Company's largest customer, Tele-Communications, Inc. ("TCI"). TCI sales for the nine months ended September 30, 1998 and 1997 were $104.4 million and $30.7 million respectively. These gains were partially offset by lower international sales primarily in Latin America due to regulatory uncertainties and in the Pacific Rim resulting from currency issues.

           Gross Profit. Gross profit for the three and nine-month periods ended September 30, 1998 was $38.8 million and $108.4 million, respectively, as compared to $29.3 million and $89.0 million for the same periods in 1997. The nine-month period ended September 30, 1997 includes a $6.5 million write-off of redundant inventories in connection with the merger between Antec Corporation and TSX Corporation ("Merger"). Excluding the inventory charge, gross profit as a percentage of sales for the three and nine-month periods ended September 30, 1998 was 25.8% and 26.1%, respectively, as compared to 24.4% and 26.2% for the same periods in 1997. The gross profit percentage for the three and nine month periods ended September 30, 1998 have been affected by the completion of certain material management contracts from the second quarter of 1998, as well as manufacturing inefficiencies associated with new product introductions. Poor international sales also contributed to the lower margin performance during the three months ended September 30, 1998, as international sales generally carry higher margin percentages. When comparing the gross profit percentage for the three month period ended September 30, 1998 to the same period of the prior year, the gross profit margin percentage for 1997 was adversely impacted by the Company's decision to maintain and increase production capacity at that time to meet the anticipated product demand for the 1998 year.

           Gross profit for the three and nine-month periods ended September 30, 1998 does not reflect the $0.4 million and $0.6 million, respectively, which was incurred to make modifications to previously sold TSX products. These costs were charged against a reserve created in December 1996 when TSX agreed to make these modifications. See the discussion of gross profit for 1997 in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Report on Form 10-K for the year ended December 31, 1997. Performance of the agreed upon modifications was delayed by a general hold on construction imposed by the customer during 1997, the effects of which continued into 1998. Gross profit for the nine-month period ended September 30, 1998 does reflect, however, a charge of $0.1 million in the first quarter to increase that reserve. Gross profit for the nine-month period ended September 30, 1997 included $1.0 million for the reduction of this reserve due to changed circumstances. As of September 30, 1998, this reserve stood at $1.0 million, the current estimated cost for the completion of the modifications. It is currently estimated that these modifications will be substantially completed in 1998 and fully completed by March 31, 1999.

           Selling, General and Administrative ("SG&A") Expenses. SG&A expenses for the three and nine month periods ended September 30, 1998 were $25.9 million and $79.2 million, respectively, as compared to $28.3 million and $82.7 million for the same periods in 1997. These expenses decreased by 8.5% and 4.2% for the three and nine-month periods, respectively, as a result of ongoing expense control.

           Non-Recurring Items. In January 1998, ANTEC announced a consolidation plan being implemented concurrently with the creation of the new President and Chief Operating Officer organization in Atlanta. The Company will consolidate all of its Rolling Meadows, Illinois corporate and administrative functions into either the Atlanta Technology Center or the Englewood, Colorado Telewire Supply division

                                ANTEC CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

headquarters during 1998 and 1999. It is also anticipated as part of this plan that the two principal facilities located in Atlanta will be consolidated and that certain international operating and administrative functions located in Miami and Chicago will also be consolidated in Atlanta. In connection with these consolidations, the Company recorded a charge of approximately $10.0 million in the first quarter of 1998. The components of the non-recurring charge included approximately $7.6 million related to personnel costs and approximately $2.4 million related to lease termination payments and other costs. The personnel-related costs included termination costs related to the involuntary termination of approximately 177 employees, primarily related to the finance, management information systems, and international operations functions located in Chicago and Miami. Terminated employees were offered separation amounts in accordance with the Company's severance policy and were provided specific separation dates. As of September 30, 1998, 98 of the estimated 177 employees have been terminated. As of September 30, 1998, approximately $4.2 million of the cash costs related to personnel costs had yet to be expended and approximately $1.4 million of cash costs related to lease termination payments and other costs had yet to be expended. The Company anticipates these costs will be expended in 1998 and 1999. As of September 30, 1998, there have been no significant adjustments to the liability. The Company anticipates that these consolidations will reduce annual operating costs (i.e.: personnel and facility related) by as much as $10.0 million, however, the impact of these savings is not expected to be realized in full until 1999.

           In the first quarter of 1997, the Company recorded merger / integration costs aggregating approximately $28.0 million. The non-recurring charge included investment banking, legal, accounting and contractual change of control payments associated with the Merger; facility and operational consolidation and reorganization costs due to the combining of various manufacturing operations; and severance costs resulting from the elimination of positions duplicated by the Merger and integration. Also included in the total merger / integration charge was a write-off of redundant inventories as noted in the gross profit narrative. The costs related to the facility and operational consolidation and reorganization were comprised of costs associated with the shutdown of several of the Company's operating locations. These costs consisted of lease termination payments, losses on sale and disposal of building and equipment and other related fixed assets. All of the planned facility closings were completed and related cash costs were expended by the end of 1997. In 1997 and 1998, the Company paid, in aggregate, approximately $2.5 million relating to personnel-related costs which represented the termination of approximately 175 employees. As of September 30, 1998, approximately $0.6 million of cash costs had yet to be expended which consisted of contractual obligations resulting from the Merger and other personnel-related costs. The Company anticipates these costs will be expended in 1998. As of September 30, 1998, there have been no significant adjustments to the liability. (See Note 4 of the Notes to the Consolidated Financial Statements.)

           Interest Expense and Other, Net. Interest expense and other, net for the three and nine-month periods ended September 30, 1998 were $2.7 million and $6.0 million, respectively, as compared to $1.5 million and $4.5 million for the same periods in 1997. The three and nine-months ended September 30, 1998 includes the impact of the issuance of $115.0 million of 4.5% Convertible Subordinated Notes ("Notes") and the related deferred financing fees. In connection with the issuance of the $115.0 million Notes, the Company used part of the proceeds to repurchase 4.4 million shares of the Company's common stock ("Common Stock") from Anixter International Inc. ("Anixter") for $63.5 million. Additionally, interest expense for 1998 includes the write-off of the remaining deferred financing fees related to the Company's previous credit facility paid down in May, 1998. (See Notes 6 and 7 of the Notes to the Consolidated Financial Statements.)

           Net Income (Loss). Net income (loss) for the three and nine-month periods ended September 30, 1998 was $5.0 million and $4.0 million, respectively, as compared to $(2.0) million and $(17.1) million for the same periods in 1997. Included in the net income (loss) for the nine month periods ended September 30, 1998 and 1997 were non-recurring items of approximately $10.0 and $28.0 million, respectively. (See Note 4 of the Notes to the Consolidated Financial Statements.)

                                ANTEC CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

FINANCING

           On May 8, 1998, the Company issued $115.0 million of 4.5% Notes due May 15, 2003 (the "Offering"). The Notes are convertible, at the option of the holder, at any time prior to the close of business on the stated maturity date, into the Company's Common Stock at a conversion price of $24.00 per share. The Notes are redeemable, in whole or in part, at the Company's option, at any time on or after May 15, 2001. The net proceeds from the Offering were used to repay all outstanding amounts under the Company's existing credit facility, and the remainder of the net proceeds were invested in government securities, certificates of deposits or similar investment grade securities until June 1998 when the Company completed the repurchase of approximately 4.4 million shares of Common Stock owned by Anixter for approximately $63.5 million. The TCI Venture Group, an affiliate of the Company, acquired the remaining 500,000 shares of Common Stock owned by Anixter for approximately $7.3 million. (See Notes 6 and 7 of the Notes to the Consolidated Financial Statements.)

           On May 21, 1998, the Company entered into a new secured four-year credit facility ("New Credit Facility") with a group of banks aggregating $85.0 million. The New Credit Facility permits the Company to borrow, on a revolving basis, an amount contingent upon the level of certain eligible assets. The New Credit Facility provides for various interest rate alternatives. The average annual interest rate on borrowings was approximately 7.85% at September 30, 1998. The commitment fee on unused borrowings is approximately 0.5%. The New Credit Facility contains various restrictions and covenants, including limits on payments to stockholders, interest coverage, and net worth tests. As of September 30, 1998, the Company is in compliance with all such covenants.

CAPITAL EXPENDITURES

           The Company's capital expenditures were $11.8 million and $9.9 million for the nine months ended September 30, 1998 and 1997, respectively. Except for the impact of the Year 2000 Issue discussed below, the Company had no significant commitments for capital expenditures at September 30, 1998.

CASH FLOWS

           Cash levels have decreased by approximately $4.8 million during the nine months of 1998 as compared to year end December 31, 1997. Cash used in operating activities was $33.0 million while the Company spent $11.8 million in capital expenditures and $5.8 million in additional investments in / advances to its joint ventures. These cash outlays were partially offset by net positive cash flows of $45.2 million provided through financing activities and $0.6 million provided through other investing activities.

           Operating activities utilized cash of $33.0 million, which is reflective of the increased working capital levels required by increased sales volume during the period ended September 30, 1998. For the same period in 1997, operating activities provided $3.5 million. Most significant to this negative cash flow was an increase in accounts receivable levels of approximately $51.9 million since year-end 1997 to $139.7 million.

           Also related to operating activities was an increase in inventories of approximately $29.1 million since year-end December 1997 to $140.8 million. This increase in current inventory levels, as compared to December 1997, is comprised of approximately $11.2 million in raw material, $4.8 million in work in process, and $13.1 million in finished goods. This inventory increase is reflective of the higher revenues and product demands during 1998. Despite the increased inventory levels during the nine months of 1998, inventory turns have remained fairly stable at 3.1 times.

                                ANTEC CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

CASH FLOWS - (CONTINUED)

           These negative operating cash flows were partially offset by increased levels of accounts payable. This increase provided $38.1 million of positive operating cash flows and is indicative of the increased purchasing necessary to meet product demand volumes.

           Cash flows used by investing activities were $17.0 million for the nine months ended September 30, 1998 as compared to $14.8 million for the same period in 1997. The investments during 1998 include $11.8 million spent on capital assets and $5.8 million invested in or advanced to the Company's joint ventures. During the nine months of 1997 the Company had capital expenditures of $9.9 million and investments in or advances to its joint ventures of $4.8 million.

           Cash flows provided by financing activities were $45.2 million for the nine months ended September 30, 1998 as compared to negative cash flows of $7.3 million for the same period in 1997. The most significant financing activities which occurred during 1998 include the impact of the issuance of $115.0 million of 4.5% Notes and the repurchase of 4.4 million shares of Common Stock from Anixter for approximately $63.5 million. (See Notes 6 and 7 of the Notes to the Consolidated Financial Statements.)

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

and could subject the Company to claims for damages. Problems with the Year 2000 Issue could also result in delays in the Company invoicing its customers or in the Company receiving payments from them that would affect the Company's liquidity. Problems with the Year 2000 Issue could affect the activities of the Company's customers to the point that their demand for the Company's product is reduced. The severity of these possible problems would depend on the nature of the problem and how quickly it could be corrected or an alternative implemented, which is unknown at this time. In the extreme, such problems could bring the Company to a standstill.

           The Company, based on its normal interaction with its customers and suppliers and the wide attention the Year 2000 Issue has received, believes that its suppliers and customers will be prepared to the Year 2000 Issue. There can, however, be no assurance that this will be so. The Company is in the process of soliciting written assurances from its major suppliers, customers, and service providers, however, these assurances, if given, may not be enforceable. The Company has not yet seen any need for contingency plans for the Year 2000 Issue, but this need will be continuously monitored as the Company acquires more information about the preparations of its suppliers and customers. Some risks of the Year 2000 Issue are beyond the control of the Company and its suppliers and customers. For example, no preparations or contingency plan will protect the Company from a downturn in economic activity caused by the possible ripple effect throughout the entire economy that could be caused by problems of others with the Year 2000 Issue.

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

           Of the total project cost, approximately $3.8 million is attributable to the purchase of new software and hardware, in addition to consulting fees, which will be capitalized. The remaining $1.2 million, which will be expensed as incurred, is not expected to have a material effect on the results of operations. To date, the Company has incurred approximately $3.3 million ($1.0 million expensed and $2.3 million capitalized for new systems) related to its system improvements and the Year 2000 project.

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

developments and trends specific to the Company's industry and customers. These conditions and events could be substantially different than believed or expected and these differences may cause actual results to vary materially from the forward-looking statements made or the results which could be expected to accompany such statements. Specific factors, which could cause such material differences, include the following:
     - design or manufacturing defects in the Company's products which could curtail sales and subject the Company to substantial costs for removal, replacement and reinstallation of such products;
     - manufacturing or product development problems that the Company does not anticipate because of the Company's relative experience with these activities;
     - an inability to absorb or adjust costs in response to lower than anticipated sales volumes;
     - unanticipated costs or inefficiencies from the ongoing consolidation of certain activities;
     -    loss of key management, sales or technical employees;
     - decisions, by the Company's larger customers, to cancel contracts or orders as they are entitled to do or not enter into new contracts or orders with the Company because of dissatisfaction, technological or competitive changes, changes in control or other reasons;
     - and the Company's inability, as a result of the Company's relative experience, to deliver construction services within anticipated costs and time frames that could cause loss of business, operating losses and damage claims.
The above list is representative of the factors which could affect the Company's forward looking statements and is not intended as an all encompassing list of such factors. In providing forward looking statements, the Company is not undertaking any obligation to update publicly or otherwise these statements, whether as a result of new information, future events or otherwise.

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


                                    ANTEC CORPORATION

                                    By:    /s/  LAWRENCE A. MARGOLIS
                                          --------------------------------------
                                          Lawrence A. Margolis
                                          Executive Vice President
                                          (Principal Financial Officer, duly
                                          authorized to sign on behalf of
                                          the registrant)

Dated: November 13, 1998