Form 10-K405
period 1998-12-31
ANTEC CORP
filed 1999-03-29
CIK 908610

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

                                                      NAME OF EACH EXCHANGE
           TITLE OF EACH CLASS                         ON WHICH REGISTERED
      Common stock, $0.01 par value               NASDAQ National Market System

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the shares of Registrant's common stock, $0.01 par value, held by nonaffiliates of Registrant was approximately $960,471,380 as of March 12, 1999.

     At March 12, 1999, 36,244,203 shares of Registrant's common stock, $0.01 par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the Registrant's Proxy Statement for the 1999 Annual Meeting of Stockholders of ANTEC Corporation are incorporated by reference into
Part III. This document consists of 55 pages. Exhibit List is on page 52.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
PART I
Item 1.      Business....................................................    1
Item 2.      Properties..................................................    9
Item 3.      Legal Proceedings...........................................    9
Item 4.      Submission of Matters to a Vote of Security Holders.........    9
PART II
Item 5.      Market for the Registrant's Common Stock and Related
               Stockholder Matters.......................................   11
Item 6.      Selected Consolidated Historical Financial Data.............   12
Item 7.      Management's Discussion and Analysis of Financial Condition
               and Results of Operations.................................   13
Item 7A.     Quantitative and Qualitative Disclosures about Market
               Risk......................................................   25
Item 8.      Consolidated Financial Statements and Supplementary Data....   25
Item 9.      Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure..................................   25
PART III
Item 10.     Directors and Executive Officers of the Registrant..........   49
Item 11.     Executive Compensation......................................   49
Item 12.     Security Ownership of Certain Beneficial Owners and
               Management................................................   49
Item 13.     Certain Relationships and Related Transactions..............   49
PART IV
Item 14.     Exhibits, Financial Statement Schedules and Reports on Form
               8-K.......................................................   50

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     ANTEC Corporation ("ANTEC", or herein together with its consolidated subsidiaries, called the "Company") is an international communications technology company specializing in the design and engineering of hybrid fiber/coax ("HFC") architectures and the development and distribution of products for these broadband networks. The Company provides its customers with products and services that enable reliable, high-speed, two-way broadband transmission of video, telephony, and data. The Company was incorporated in Delaware in May 1993 as a wholly owned subsidiary of Anixter Inc. ("Anixter"), which is a subsidiary of Anixter International Inc. ("Anixter International").

     The ANTEC business was originally formed as a division of Anixter in 1969 through the acquisition of a company involved in the cable industry. Commencing in 1991, ANTEC established independent management, sales, marketing and data processing functions and, in 1993, the establishment of ANTEC as a separate and independent corporation was completed.

     In September 1993, the Company completed an initial public offering (the "Offering") with the sale of 5,400,000 shares of ANTEC common stock by the Company and 3,972,500 shares of ANTEC common stock by Anixter International at an offering price of $18 per share. ANTEC's net proceeds of the Offering were used to reduce its outstanding indebtedness under its Credit Facility by approximately $59.6 million and to redeem all of the ANTEC preferred stock held by Anixter International for approximately $30.0 million. In 1998, the Company repurchased and retired 4,376,500 shares of ANTEC common stock owned by Anixter International for approximately $63.5 million and issued $115.0 million of convertible subordinated notes convertible into 4,791,667 shares of ANTEC common stock. As of December 31, 1998, Anixter International was no longer a beneficial owner of the outstanding common stock of ANTEC.

     The Company operates in one business segment, Communications, providing a range of customers with broadband hybrid fiber/coax ("HFC") networking and integrative systems, coupled with a full range of products and services to support those networks and systems. This segment accounts for 100% of consolidated sales, operating profit and identifiable assets of the Company.

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

     ANTEC is one of the leading suppliers to the cable industry for fiber optic products. The Company also supplies cable system operators with almost all of the products required in a cable television system, including headend, distribution, drop and in-home subscriber products. The Company serves its customers through an efficient delivery network consisting of 25 sales and stocking locations throughout the world. The Company maintains complete inventories and is able to provide overnight, as well as staged delivery, of product on an "as needed" basis.

     ANTEC has concentrated primarily on serving the cable television industry and, as a result, has been able to identify and respond to the needs of cable operators making the technological shift to an open network architecture. The Company has developed strong relationships with its customers, having served major cable operators such as Tele-Communications, Inc. ("TCI"), Time Warner Cable, Media One, Inc., Comcast Corporation and Cox Communications, Inc. for many years. ANTEC intends to continue: (i) developing innovative products and integrating technologies through strategic alliances with other companies and through internal research and development, (ii) maintaining its strong relationships with its existing customers, and (iii) expanding its customer base to further include both domestic and foreign communications companies.

The Company intends to achieve these objectives through internal growth and, as favorable opportunities arise, through additional strategic acquisitions.

     During 1994, ANTEC made several strategic acquisitions. In March 1994, the Company acquired Electronic System Products, Inc. ("ESP"), an Atlanta-based engineering consulting firm with core capabilities in digital design, radio frequency ("RF") design and application specific integrated circuit development for the broadband communications industry. ESP has continued to provide engineering consulting services to third parties and to a large extent support the Company's internal product development efforts. In August 1994, ANTEC acquired Power Guard, Inc. ("Power Guard"), a leading manufacturer of power supplies and high security enclosures for broadband communications networks. Power Guard's products include uninterruptible, standby and non-standby power supplies and new products being developed to meet the emerging broadband communications network powering needs. In November 1994, ANTEC acquired all of the outstanding stock of Keptel, Inc. ("Keptel"), a designer, manufacturer and marketer of outside plant telecommunications and transmission equipment for both residential and commercial use, primarily by telephone companies. This acquisition provided the Company with new product design, development and manufacturing capabilities and expanded the Company's product lines to include a complete family of commercial and residential network interface devices ("NIDs") and splice enclosures for the telephone and cable television markets. Also in 1994, the Company entered into a joint venture, Comunicaciones Broadband, with Scientific-Atlanta, Inc. ("Scientific-Atlanta") to provide a wide range of broadband network communications products and services in Latin America. Late in 1994, the Company purchased Scientific-Atlanta's ownership interest in the joint venture.

     During the fourth quarter of 1995, the Company and Northern Telecom, Inc. ("Nortel") formed a joint venture company, called Arris Interactive, L.L.C. ("Arris"), of which the Company currently owns 25%. Through 1998, Arris focused on the development, manufacture and sale of products (marketed under the Cornerstone brand name) that enable the provision of a broad range of telephone and data services over the hybrid fiber/coax architectures typically in use domestically and internationally for video distribution. In December 1998, the Company and Nortel signed a memorandum of understanding whereby Nortel will contribute its Bay Networks/LANcity cable modem and headend business to Arris. It is anticipated that consideration will be in the form of either dilution of the Arris investment, cash, ANTEC common stock or some combination thereof. This transaction should close in the early part of 1999. In addition to the current Arris product offering, the Company will also serve as the distribution channel to the domestic cable market for the LANcity products.

     In February 1997 the Company acquired TSX Corporation ("TSX") by a merger of a wholly owned subsidiary of the Company and TSX. TSX shareholders received one share of ANTEC common stock for each share of TSX common stock they owned. The transaction was tax-free for TSX shareholders and was accounted for as a pooling of interests. At December 31, 1998, TCI, as a result of its prior ownership of TSX common stock and its purchase of an additional 500,000 shares of ANTEC common stock in 1998 from Anixter International, was the beneficial owner of approximately 19% of the outstanding ANTEC common stock. TCI's beneficial ownership includes options to acquire an additional 854,341 shares. The acquisition brought the Company electronic manufacturing capability and expanded the Company's product lines to include amplifiers and line extenders and enhanced its laser transmitters and receiver and optical node product lines.

     In January 1998, ANTEC announced a consolidation plan being implemented concurrently with the creation of the new President & Chief Operating Officer organization in Atlanta. The Company is in the process of consolidating all of its Rolling Meadows, Illinois corporate and administrative functions into either the Norcross, Georgia or the Englewood, Colorado location to be concluded during 1999. In addition, the two principal facilities located in Atlanta will be consolidated and international operating and administrative functions previously located in Miami and Chicago will also be consolidated into a single facility in Atlanta. In connection with these consolidation changes, the Company took a charge of approximately $12.0 million in the first quarter of 1998 reflecting the severance and real estate costs associated with these consolidations. Upon further review of this charge during the third quarter of 1998, the charge was reduced to $10.0 million and the Company revised previously filed financial statements for the quarters ended March 31, 1998 and

June 30, 1998. These restatements were made primarily to eliminate a portion of the restructuring charge related to the impairment of equipment and leasehold improvements directly resulting from the Company's plan to consolidate several facilities. The estimated impairment of fixed assets, as it relates to this plan, is now being written off over the remaining estimated useful lives of the fixed assets. During the fourth quarter of 1998, the restructuring charge was further reduced by $0.9 million as a result of the ongoing evaluation of the estimated costs associated with these actions.

CABLE INDUSTRY

     Cable television is a service that delivers multiple channels of video entertainment to subscribers who pay a monthly fee for the various entertainment services they receive. A cable system consists of three principal segments. The first is the headend where the cable system operator receives television signals via satellite and other sources. The headend facility organizes, processes and retransmits those signals through the second component, the distribution network, to the subscriber. The distribution network consists of fiber optic and coaxial cables and associated optical and electronic equipment that take the original signal from the headend and transmit it throughout the cable system. The third component is the "drop" which extends from the distribution network to the subscriber's home and connects either directly to the subscriber's television set or to a converter box. The converter box may be addressable (a converter which permits the delivery of premium cable services, including pay-per-view programming, by enabling the cable operator to control the subscriber services through the headend) or non-addressable (where premium channels are activated or eliminated by traps installed in the drop system outside the home).

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

     A major trend in the cable industry has been the continuing expansion of channel capacity in response to the cable operators' desire to provide subscribers with more programming selections, including pay-per-view and additional premium programming services. In response to rapid developments in fiber optic technology, digital compression (which allows several channels to be transmitted within the same bandwidth that a single analog channel currently requires), computer electronics and mass storage technology the U.S. cable industry is upgrading the technological capabilities of their systems to market and supply a wide array of communication services. Such upgrades enable not only additional enhanced channel capacity for premium services, but also potential new services such as video-on-demand (a video entertainment and education library available in the home on a real time, essentially unscheduled basis), informational and transactional services, internet access services, interactive entertainment and education services, competitive access services (the by-pass of the local telephone company to access long-distance telephone carriers) and switched voice, data and other two-way telephone communications services.

     The Company's performance is largely dependent on capital spending for the constructing, rebuilding, maintaining or upgrading of domestic cable systems. Approximately 76% of the Company's sales for 1998 came from sales to the domestic cable industry. Capital spending in the cable industry has been cyclical. The amount of capital spending and, therefore, the Company's sales and profits, are affected by a variety of factors, including general economic conditions, availability and cost of capital, other demands and opportunities for capital (such as acquisitions), regulation, demand for cable services, competition and technology, and real or perceived trends or uncertainties in these factors. For example, rate reductions for cable service imposed by the FCC in 1994 caused scheduled capital spending to be delayed. Also during 1995, delays in the passage of the telecommunications bill and increased merger and acquisition activity in the cable industry depressed capital spending.

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

     Technical developments and strategic decisions by cable system operators and their competitors will significantly affect the Company. Cable systems are now being bypassed by direct broadcast satellite services. New digital technologies enable the compression of many channels into the bandwidth currently used by one analog channel. There are new wireless technologies that could be used to bypass existing distribution systems. The entrance of telephone companies into the cable industry and the consolidation of cable companies and telephone companies, as the result of the new Federal legislation discussed above, may affect not only the level of capital spending in general, but the portion thereof received by the Company.

     In 1997, operators of cable systems continued or intensified efforts to consolidate or simplify their systems. The resulting uncertainty caused delays in expenditures for improvements in these systems during that year.

PRINCIPAL PRODUCTS

     ANTEC has been a major supplier of products to the cable industry since 1969 and provides a broad range of products and services to cable system operators. The Company supplies almost all of the products required in a cable system including headend, distribution, drop and in-home subscriber products.

     The Company maintains inventory of headend products that its customers require for signal acquisition and processing. Such products include satellite receivers for signal reception and modulators, amplifiers and equalizers that manipulate signals for further transmission. The Company also stocks products that encode or descramble signals for retransmission as premium channels. Sales of the aforementioned products accounted for less than 10% of consolidated net sales of the Company for the years ended December 31, 1998, 1997 and 1996, respectively.

     Processed signals are transmitted to the home along a distribution network of fiber optic or coaxial cable. The Company supplies both types of cable, as well as products capable of implementing either system design. Distribution networks, whether fiber optic or coaxial, can be constructed either above or below ground. In an aerial system, the transmission cable is supported by galvanized steel cables, or "strand", which run from pole to pole. ANTEC supplies strand, as well as other products such as bolts, braces, brackets, hooks and anchor rods used for support and attachment. In an underground system, buried transmission cable requires protection and is frequently encased in conduit that the Company also supplies. Underground cable systems also require that underground connections be waterproofed. The Company supplies both metal and plastic pedestals that encase and protect such connections. ANTEC also manufacturers power supplies that insert power at various points in the distribution system. In order to meet its customers' needs for ancillary products, the Company supplies various installation materials, tools and other safety equipment.

     ANTEC is one of the leading suppliers of fiber optic products to the cable industry. Traditionally, cable systems were designed using coaxial cable and a series of amplifiers throughout the distribution network. Today, almost every substantial upgrade or rebuild replaces elements of the traditional system with fiber optic technology. The use of a fiber optic system enables the operator to send its signals greater distances and with less signal degradation than the traditional coaxial system. In addition, fiber optic cable's capacity to transmit a wider bandwidth greater distances than coaxial cable allows for the transmission of more channels to the subscriber's home. The use of fiber optic technology reduces the need for overall maintenance costs associated with active electronic components. ANTEC supplies the key product components of a fiber optic rebuild or upgrade: fiber optic cable, laser transmitters, laser receivers, optical nodes and distribution amplifiers. In a fiber optic network, optical signals are transmitted throughout the distribution system along a fiber optic cable from the headend to the node, where the signal is received and transferred via coaxial cable to the home. Nodes provide the interface between the fiber optic network and the coaxial distribution system. Distribution amplifiers strengthen the signal either on its way to the node or from the node. Laser transmitters convert incoming electronic video signals at the headend to an optical signal that can be transmitted over the fiber optic cable. The laser receiver is able to detect the light coming out of the cable and convert it back into electronic signals for further transport to the home via coaxial cable. In addition to the key components of a fiber optic network, ANTEC sells a variety of ancillary fiber optic products. These products include shelf assemblies in which lasers are mounted, various splicing equipment that allows individual fibers to be connected either mechanically or by a heat fusion process, and splice enclosure cases.

     Sales of the aforementioned products related to the distribution network and transmission of signal were 63%, 58% and 61%, respectively, of the consolidated net sales of the Company for the years ended December 31, 1998, 1997 and 1996.

     Signals travel from the distribution system to the home via the drop, which consists primarily of coaxial cable, taps, line passives and splitters. These products, of which the Company is a leading supplier under its Regal brand name, primarily serve to split incoming signals for transmission to multiple homes and televisions within a home. ANTEC's Regal taps, line passives and splitters are capable of passing 600 megahertz ("Mhz") and one gigahertz ("Ghz") of signal bandwidth and ANTEC is a leading supplier of such products. In addition, a new line of Regal taps permits the passage of "power" down the distribution system, which is essential to the providing of telephony services. Through its acquisition of Keptel, the Company manufactures NIDs that serve as the demarcation point where the signal from the service provider meets the wiring of the subscribers' premise. The Company has taken additional steps to meet its customers' needs by developing and marketing the Integrated Drop System(SM). Sales of drop related products accounted for approximately 21%, 23% and 20% of consolidated net sales of the Company for the years ended December 31, 1998, 1997 and 1996, respectively.

     The Company also manufactures certain telecommunications products, including T-1 repeater cases and customized wire assemblies. The Company is also a value-added supplier of electronic connectors for industrial original equipment manufacturers and military markets, specializing in low-volume, hard-to-obtain connector products. These products accounted for less than 10% of consolidated net sales of the Company for each of the years ended December 31, 1998, 1997 and 1996.

     ANTEC, through ESP, provides engineering consulting services primarily for developers of cable television products.

     The Company also provides materials management services for several large cable companies, including TCI. These services include providing procurement, storage, shipping, tracking and reporting of product deployment, some of which are on a "just-in-time" basis. The principle portion of the TCI materials management services program provided by the Company ended in May 1998. Net sales for 1998 included approximately $8.3 million of fees related to these materials management services programs of which the TCI material management services program accounted for approximately $3.6 million.

     The Company distributes to the domestic cable market the cable telephony products of Arris. These products enable cable operators to offer a broad range of voice and data services over their hybrid fiber/coax networks. The Company also provides training and technical support for these products. Sales of these products were less than 10% of the consolidated net sales of the Company for the years ended December 31, 1998, 1997 and 1996, respectively.

DEVELOPMENTAL PRODUCTS

     ANTEC is committed to being a technology integrator and product development specialist in the evolving broadband communications market. The Company strives to develop new products and technology applications, both through its own engineering resources and by forging strategic alliances with other companies. The Company is currently involved in the development of several new products. There can be no assurance that the technology applications under development by ANTEC will be successfully developed or, if successfully developed that they will be widely used or that the Company will otherwise be able to successfully exploit these technology applications. Furthermore, the Company's competitors may develop similar or alternative new technology applications that, if successful, could have a material adverse effect on ANTEC. The Company's strategic alliances are based on business relationships and generally are not the subject of written agreements expressly providing for the alliance to continue for a significant period of time. The loss of a strategic partner could have a material adverse effect on the development of new products under development with that partner.

SALES AND MARKETING

     ANTEC maintains strong customer relationships through an extensive and experienced, worldwide sales and marketing force. The sales and marketing team consists of (i) a senior executive sales team that calls on the highest level of customer executives, (ii) an outside sales force organized by geographic regions which focuses on upgrade and rebuild activity on a project by project basis, and
(iii) an inside sales group that is responsible for regular phone contact, prompt order entry, timely and accurate delivery and effective sales administration for the many changes frequently required in any substantial rebuild or upgrade activity. In addition, the sales structure includes sales engineers and technicians that can assist customers in system design and specification and can promptly be on site to "trouble shoot" any problems as they arise during a project. An important element of the Company's sales strategy is to maintain optimal inventory levels of a wide variety of products to enable prompt delivery to customers.

     The Company also employs an experienced marketing and product management team that focuses on each of the various product categories and works with the Company's engineers and various technology partners on new products and product improvements. This group is responsible for inventory levels and pricing, delivery requirements, market demand and product positioning and advertising. Product management works closely with the sales team and executive management to assure that customers are getting the benefits of the newest technologies and that the Company is abreast of market trends in the industry.

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

RESEARCH AND DEVELOPMENT

     ANTEC conducts an active research and development program to strengthen and broaden its existing products and systems and to develop new products and systems. The Company's strategy behind its research and development efforts is to identify the products and systems which are, or are reasonably expected to be, needed by a substantial number of customers in the Company's markets. Upon further assessment of these products and systems and their potential marketability, the Company then allocates its resources to areas with the highest potential for future benefits to the Company. The Company's research and development expenditures for the years ended December 31, 1998, 1997 and 1996 were approximately $14.4 million, $13.4 million and $11.5 million, respectively.

MANUFACTURING

     The Company develops, manufactures, assembles or acquires all of its products. The Company maintains a vertically integrated structure that ensures quick response from the design phase through the manufacturing process. This capability is a critical factor in shortening product development time and permits ANTEC to react quickly to the needs of its customers. Manufacturing operations range from mechanical, labor intensive assembly to sophisticated electronic surface mount automated assembly lines. The typical production cycle for the Company's products, from the purchasing of raw components to manufacturing and shipping products, is three months or less.

     ANTEC operates five major manufacturing facilities which produce its products, all of which are ISO 9000 registered. The Company also utilizes various contract manufacturers to supplement its manufacturing needs. The Company also acquires product for resale from other domestic and foreign manufacturers.

     Plastic injection molded parts are manufactured in a 50,000 square foot facility in El Paso, Texas. The Company produces its own molding tools in Tinton Falls, New Jersey using state-of-the-art computer design software and machining systems. All metal housings are manufactured in a new metal fabricating facility also located in El Paso, Texas. This 120,000 square foot plant supplies enclosures for various powering, demarcation and outside plant products.

     The Company operates two facilities in Juarez, Mexico. The first, a 60,000 square foot mechanical assembly plant, produces various fiber optic closures and apparatus as well as intermediate and final assemblies for powering and demarcation products. The second, a 135,000 square foot electronic assembly facility, manufactures the majority of all opto-electronic and RF amplifier lines.

     The Company also operates a 130,000 square foot facility in Rock Falls, Illinois. This facility manufactures various outside plant equipment including T-1 repeater cases and transition cable.

     All of the manufacturing facilities, with the exception of the electronic assembly facility, are leased. The remaining lease terms vary from three to eight years. The lease rates are very competitive for the geographic areas in which they are located and ANTEC enjoys outstanding relationships with all of its landlords.

MATERIALS AND SUPPLIES

     Approximately 42% of the Company's purchases in 1998 were from its ten largest suppliers. The loss of a significant supplier could adversely affect the Company's business, although management believes that any such loss is unlikely to have a lasting impact on its business, since such products are generally available from alternate sources.

PATENTS

     The Company holds various patents with respect to certain of its products and actively seeks to obtain patent protection for significant inventions and developments.

BACKLOG

     The Company's backlog consists of unfilled customer orders believed to be firm and long term contracts that have not been completed. The Company's backlog for the years ended December 31, 1998 and 1997 was approximately $37.4 million and $44.7 million, respectively.

     The Company believes that substantially all of the backlog existing at December 31, 1998 will be shipped within the succeeding year. With respect to long-term contracts, the Company includes in its backlog only amounts representing orders currently released for production. The amount contained in backlog for any contract or order may not be the total amount of the contract or order. The amount of the Company's backlog at any given time does not reflect expected revenues for any fiscal period.

INTERNATIONAL OPPORTUNITIES

     More than 88% of the Company's 1998 sales were sales to U.S. domestic customers. ANTEC continues to believe that international opportunities exist despite the economic volatility within these markets. The Company maintains sales offices in Mexico, Argentina, Brazil, the United Kingdom, Italy, Spain, Hong Kong, China and Singapore.

SEASONALITY

     Although the Company's business is not highly seasonal, the Company's sales in the second and third quarters have generally been the strongest as cold weather and the holiday season negatively impact construction and purchasing patterns in the fourth quarter and, to a lesser extent, the first quarter of the year.

SIGNIFICANT CUSTOMERS

     The cable industry is highly concentrated with the majority of U.S. domestic subscribers being served by approximately twenty-five major domestic multi-system operators ("MSOs"). In 1998, over 59% of the Company's revenues were obtained from sales to the twenty-five largest MSOs. Traditionally, a significant portion of the Company's revenue is derived from sales to TCI aggregating $142.7 million, $46.6 million and $153.7 million for the years ended December 31, 1998, 1997 and 1996, respectively. The October 1996 decision by TCI to cease accepting shipments of the products the Company and its competitors traditionally sold to it had a material adverse effect on the Company's financial performance in 1997. According to TCI, its decision to cease accepting products was intended to "ensure the successful deployment of our current inventory and control unnecessary capital spending," and did not reflect any dissatisfaction with the Company's products. TCI did not formally announce a change in this decision, although such a change was implicit in its announcements during the course of 1997 of new construction plans. The Company's sales to TCI increased each quarter during 1997 from the low point in the first quarter. This momentum continued through 1998, with total sales to TCI increasing approximately 300% from 1997 levels. The Company is not able to project future sales levels to TCI. In late 1998, AT&T Corporation agreed to buy $50.0 million of Arris's telephony products from the Company under a contract which could be expanded by AT&T to up to $900 million of these products over a several year period. In 1999 AT&T Corporation completed its previously announced acquisition of TCI. The consequences, if any, to the Company of this acquisition are not yet known. A future decision by AT&T, TCI or other large cable companies to reduce purchases could have a material adverse effect on the Company's business in the future. In addition, the consolidation in the cable industry can have an adverse effect on the Company's business as participants reduce capital expenditures. In 1997 for example, the Company experienced a material slow-down in sales due in part to the impact of trades, swaps and partnerships that occurred among domestic cable operators throughout most of 1997.

TURNKEY CONSTRUCTION CONTRACTS

     In response to TCI's request for turnkey services, the Company has formed a joint venture to provide turnkey construction for TCI. The Company's joint venture partner is a firm with experience in construction and project management. As of December 31, 1998, this joint venture had been awarded the TCI San Francisco, Seattle and Salt Lake City area system upgrades. The specific work to be performed and the type and supplier of the equipment to be used is specified by TCI and governed by discrete project documentation agreed upon by TCI and the joint venture for each segment or phase as the work progresses. The actual performance of these turnkey services has been subcontracted by the joint venture to the Company's partner, which is a limited liability company with limited resources. During the first quarter of 1999, TCI exercised its right to terminate, for convenience, the Seattle contract with the joint venture and to take over the management of the project directly. The Company is currently working with TCI towards a smooth transition for the Seattle system upgrade project. The joint venture was not designed as a profit-generating vehicle and the termination of this contract is not expected to have a material adverse effect on the Company or its product sales to TCI.

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

EMPLOYEES

     As of December 31, 1998, the Company had approximately 2,900 full-time employees of which approximately 44 were members of a union. The Company believes that its relationship with its employees is excellent. The future success of the Company depends in part on its ability to attract and retain key executive, marketing, engineering and sales personnel. Competition for qualified personnel in the cable industry is intense, and the loss of certain key personnel could have a material adverse effect on the Company. The Company has entered into employment contracts with its key executive officers. The Company also has a stock option program that is intended to provide substantial incentives for its key employees to remain with the Company.

ITEM 2.  PROPERTIES

     The Company conducts its operations from 25 different locations; two of which are owned and the remainder are leased. These facilities consist of sales and administrative offices, warehouses and manufacturing facilities totaling approximately 1,200,000 square feet. The Company's long-term leases expire at various dates through 2005. Two of these leases expire prior to December 31, 1999, and the Company expects to renew these leases, or to obtain alternative space, in the ordinary course of its business. The principal properties are located in Ontario, California; Tinton Falls, New Jersey; Atlanta, Georgia; Denver, Colorado; El Paso, Texas; Raleigh, North Carolina; Rock Falls, Illinois; Juarez, Mexico and Chesham, England. The Company believes that its current properties are adequate for its operations, although the Company is in the process of consolidating its Atlanta, Georgia operations into a newly leased facility that will also house most of the corporate functions previously located in Rolling Meadows, Illinois.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not currently engaged in any litigation that it believes would have a material adverse effect on its financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 1998, no matters were submitted to a vote of the Company's security holders.

                       EXECUTIVE OFFICERS OF THE COMPANY

NAME                                         AGE                    POSITION
----                                         ---                    --------
John M. Egan...............................  51    Chairman, Chief Executive Officer and
                                                   Director
Robert J. Stanzione........................  51    President, Chief Operating Officer and
                                                   Director
Lawrence A. Margolis.......................  51    Executive Vice President and Chief
                                                   Financial Officer
Gordon E. Halverson........................  56    Executive Vice President and Chief
                                                   Executive Officer, Telewire Supply
Mark J. Scagliuso..........................  40    Vice President and Chief Accounting Officer
James E. Knox..............................  61    General Counsel and Assistant Secretary
Michael Graziano...........................  38    Treasurer

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

     Mark J. Scagliuso has been Vice President and Chief Accounting Officer of ANTEC since June 1998 and Chief Financial Officer of the manufacturing arm of the Company since 1994. From 1989 to 1994, he was Executive Vice President, Chief Operating and Financial Officer and Corporate Secretary of Keptel, Inc., a designer, manufacturer and marketer of outside plant telecommunications and transmission equipment for both residential and commercial use, primarily by telephone companies acquired by ANTEC in 1994. Prior to 1989 he was a Senior Manager with the auditing and consulting practice at Ernst & Young (then Ernst & Whinney).

     James E. Knox has been General Counsel and Assistant Secretary since February 1996. He has been Senior Vice President and Secretary of Anixter International Inc. since 1986 and was a partner of Mayer, Brown & Platt from 1992 to 1996.

     Michael Graziano has been Treasurer since June 1998 and Director of Finance of the Company since 1997. From 1995 to 1997 he was the Chief Financial Officer of DVMI, Inc., a manufacturer of retail fixtures and design elements. During the period of 1990 to 1995 he was the Director of Finance for Keptel, Inc., a designer, manufacturer and marketer of outside plant telecommunications and transmission equipment for both residential and commercial use, primarily by telephone companies acquired by ANTEC in 1994. Prior to 1989 he was a Senior Auditor with Ernst & Young (then Ernst & Whinney).

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

     ANTEC Corporation's common stock trades on the NASDAQ National Market System. The following table sets forth the high and low sales prices for the Company's common stock on the NASDAQ.

                                                              HIGH      LOW
                                                              ----      ---
1997
First Quarter...............................................  $11 5/8   $ 7 1/2
Second Quarter..............................................   14 5/16    7 3/8
Third Quarter...............................................   15 3/8    10 3/4
Fourth Quarter..............................................   16 5/8    12
1998
First Quarter...............................................  $17 15/16 $10 3/8
Second Quarter..............................................   24 1/4    14 1/2
Third Quarter...............................................   25        12 3/4
Fourth Quarter..............................................   21        11 1/2
1999
First Quarter (through March 12, 1999)......................   28 1/2    18

     The Company has not paid dividends on its Common Stock since its inception. The New Credit Facility, the Company's primary loan agreement at December 31, 1998, contains covenants which limit the Company's ability to pay dividends. The Company does not anticipate paying any cash dividends in the foreseeable future, and in 1998, such covenants precluded the Company from declaring any dividends on its Common Stock.

     As of March 12, 1999, there were approximately 484 holders of record of ANTEC common stock.

ITEM 6.  SELECTED CONSOLIDATED HISTORICAL FINANCIAL DATA

     The selected consolidated financial data as of December 31, 1998 and 1997 and for each of the three years in the period ended December 31, 1998 set forth below are derived from the accompanying audited consolidated financial statements of the Company and should be read in conjunction with such statements and related notes thereto. The selected consolidated financial data as of December 31, 1996 and 1995 and for the year ended December 31, 1995 are derived from audited consolidated financial statements that have not been included in this filing. The selected consolidated financial data for 1994 is derived from the Company's unaudited financial statements. On February 6, 1997, shareholders of ANTEC Corporation and TSX Corporation ("TSX") approved the Plan of Merger ("Merger") dated as of October 28, 1996 among ANTEC Corporation, TSX Corporation and TSX Acquisition Corporation, and the Merger resulting in TSX becoming a wholly-owned subsidiary of ANTEC became effective on that date. Prior to the combination, TSX's fiscal year ended April 30, and ANTEC's fiscal year ended December 31. TSX's historical financial statements for the periods prior to December 31, 1996 had to be adjusted to within 93 days of ANTEC's year-end. Therefore, the statements of operations for the twelve months ended December 31, 1996, 1995, and 1994 represent ANTEC's fiscal period ended on those dates combined with TSX's twelve months ended the last Saturday in October 1996, 1995, and 1994, respectively. All intercompany sales between TSX and ANTEC were eliminated. The historical consolidated financial information is not necessarily indicative of the results of future operations and should be read in conjunction with the historical consolidated financial statements of the Company and the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report.

                                                1998       1997       1996       1995       1994
                                              --------   --------   --------   --------   --------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED OPERATING DATA:
  Net sales.................................  $546,767   $480,078   $690,877   $738,235   $601,903
  Cost of sales(2)(3).......................   404,999    365,860    511,646    546,591    462,963
                                              --------   --------   --------   --------   --------
  Gross profit..............................   141,768    114,218    179,231    191,644    138,940
  Selling, general and administrative
     expenses...............................   105,643    110,803    125,997    135,046     90,013
  Amortization of goodwill..................     4,910      4,927      4,981      4,817      3,160
  Restructuring and other(1)(2)(3)(4).......     9,119     21,550      2,109     21,681         --
                                              --------   --------   --------   --------   --------
  Operating income (loss)...................    22,096    (23,062)    46,144     30,100     45,767
  Interest expense and other, net...........     8,360      5,916      7,536     10,801      5,529
  Gain on sale of Canadian business(5)......        --         --     (3,835)        --         --
                                              --------   --------   --------   --------   --------
  Income (loss) before income tax expense...    13,736    (28,978)    42,443     19,299     40,238
  Income tax expense (benefit)..............     7,911     (7,534)    16,083     10,497     17,526
                                              --------   --------   --------   --------   --------
  Income (loss) from continuing
     operations.............................     5,825    (21,444)    26,360      8,802     22,712
  Discontinued operations, net of tax.......        --         --         --         --       (109)
                                              --------   --------   --------   --------   --------
  Income (loss) from before extraordinary
     gain, net of tax.......................     5,825    (21,444)    26,360      8,802     22,603
  Extraordinary gain, net of tax............        --         --         --         --        527
                                              --------   --------   --------   --------   --------
  Net income (loss).........................  $  5,825   $(21,444)  $ 26,360   $  8,802   $ 23,130
                                              ========   ========   ========   ========   ========
CONSOLIDATED BALANCE SHEET DATA:
  Working capital...........................  $183,605   $133,302   $185,288   $165,202   $164,752
  Total assets..............................   532,645    443,883    510,249    509,821    472,167
  Long-term debt............................   181,000     72,339    102,658    117,920    125,197
  Stockholders' equity......................   249,778    295,785    310,388    282,010    250,661
INCOME (LOSS) FROM CONTINUING OPERATIONS PER
  COMMON SHARE:
  Basic.....................................  $    .16   $   (.55)  $    .69   $    .24   $    .74
                                              ========   ========   ========   ========   ========
  Diluted...................................  $    .15   $   (.55)  $    .67   $    .23   $    .67
                                              ========   ========   ========   ========   ========

                                                1998       1997       1996       1995       1994
                                              --------   --------   --------   --------   --------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
NET INCOME (LOSS) PER COMMON SHARE:
  Basic.....................................  $    .16   $   (.55)  $    .69   $    .24   $    .75
                                              ========   ========   ========   ========   ========
  Diluted...................................  $    .15   $   (.55)  $    .67   $    .23   $    .69
                                              ========   ========   ========   ========   ========

---------------

(1) In the first quarter of 1998, in connection with the consolidation plan of the Company's corporate and administrative functions, the Company recorded a charge of approximately $10.0 million. Included in the charge was approximately $7.6 million related to personnel costs and approximately $2.4 million related to lease termination and other costs. During the fourth quarter of 1998, the restructuring charge was reduced by $0.9 million as a result of the ongoing evaluation of the estimated costs associated with these actions. See Note 5 of the Notes to the Consolidated Financial Statements.
(2) In the first quarter of 1997, in connection with the Merger, the Company recorded merger/integration costs aggregating approximately $28.0 million. Included in the merger/integration charge was a write-off of redundant inventories totaling approximately $6.5 million which has been reflected in cost of sales. See Note 5 of the Notes to the Consolidated Financial Statements.
(3) In the fourth quarter of 1996, the Company recorded a charge to affect the downsizing of the Company's advertising insertion business. Included in the charge was a write-down of inventories related to the advertising insertion business of approximately $1.5 million that has been reflected in cost of sales. See Note 5 of the Notes to the Consolidated Financial Statements.
(4) In the third quarter of 1995, the restructuring charge resulted from the Company's decision to reorganize, streamline and consolidate its existing businesses in order to reduce costs of operations and to refocus its product and market development activities. See Note 5 of the Notes to the Consolidated Financial Statements.
(5) In the third quarter of 1996, the Company sold its Canadian distribution business to Cabletel Communications Corporation ("Cabletel"). See Note 7 of the Notes to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following should be read in conjunction with the Company's consolidated financial statements and the related notes thereto and the description of the Company's business included elsewhere in this Report.

INDUSTRY CONDITIONS

     The Company's performance is largely dependent on capital spending for constructing, rebuilding, maintaining or upgrading of domestic cable systems. Approximately 76% of the Company's sales for 1998 came from sales to the domestic cable industry. Capital spending in the cable industry has been cyclical. The amount of capital spending and, therefore, the Company's sales and profits, are affected by a variety of factors, including general economic conditions, availability and cost of capital, other demands and opportunities for capital (such as acquisitions), regulation, demand for cable services, competition and technology, and real or perceived trends or uncertainties in these factors. For example, rate reductions for cable service imposed by the FCC in 1994 caused scheduled capital spending to be delayed. Also during 1995, delays in the passage of the telecommunications bill and increased merger and acquisition activity in the cable industry depressed capital spending.

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

     Technical developments and strategic decisions by cable system operators and their competitors will significantly affect the Company. Cable systems are now being bypassed by direct broadcast satellite services. New digital technologies enable the compression of many channels into the bandwidth currently used by one analog channel. There are new wireless technologies that could be used to bypass existing distribution systems. The entrance of telephone companies into the cable industry and the consolidation of cable companies and telephone companies, as the result of the new Federal legislation discussed above, may affect not only the level of capital spending in general, but the portion thereof received by the Company.

     In 1997, operators of cable systems continued or intensified efforts to consolidate or simplify their systems. The resulting uncertainty caused delays in expenditures for improvements in these systems during that year.

SIGNIFICANT CUSTOMERS

     The cable industry is highly concentrated with the majority of U.S. domestic subscribers being served by approximately twenty-five major domestic multi-system operators ("MSOs"). In 1998, over 59% of the Company's revenues were obtained from sales to the twenty-five largest MSOs. Traditionally, a significant portion of the Company's revenue is derived from sales to TCI aggregating $142.7 million, $46.6 million, and $153.7 million for the three years ended December 31, 1998, 1997, and 1996, respectively. The October 1996 decision by TCI to cease accepting shipments of the products the Company and its competitors traditionally sold to it had a material adverse effect on the Company's financial performance in 1997. According to TCI, its decision to cease accepting products was intended to "ensure the successful deployment of our inventory and control unnecessary capital spending," and did not reflect any dissatisfaction with the Company's products. TCI did not formally announce a change in this decision, although such a change was explicit in its announcements during the course of 1997 of new construction projects. The Company's sales to TCI increased each quarter during 1997 from the low point in the first quarter. The momentum continued through 1998, with total sales to TCI increasing approximately 300% from 1997 levels. The Company is not able to project future sales levels to TCI. In late 1998, AT&T Corporation agreed to buy $50 million of Arris's telephony products from the Company under a contract which could be expanded by AT&T to up to $900 million of these products over a several year period. In 1999 AT&T Corporation completed its previously announced acquisition of TCI. The consequences, if any, to the Company of this acquisition are not yet known. A future decision by AT&T, TCI or other large cable companies to reduce purchases could have a material adverse effect on the Company's business in the future. In addition, the consolidation in the cable industry can have an adverse effect on the Company's business as participants reduce capital expenditures. In 1997 for example, the Company experienced a material slow-down in sales due in part to the impact of trades, swaps and partnerships that occurred among domestic cable operators throughout most of 1997.

TURNKEY CONSTRUCTION CONTRACTS

     In response to TCI's request for turnkey services, the Company has formed a joint venture to provide turnkey construction for TCI. The Company's joint venture partner is a firm with experience in construction and project management. As of December 31, 1998, this joint venture had been awarded the TCI San Francisco, Seattle and Salt Lake City area system upgrades. The specific work to be performed and the type and supplier of the equipment to be used is specified by TCI and governed by discrete project documentation agreed upon by TCI and the joint venture for each segment or phase as the work progresses. The actual performance of these turnkey services has been subcontracted by the joint venture to the Company's partner, which is a limited liability company with limited resources. During the first quarter of 1999, TCI exercised its right to terminate, for convenience, the Seattle contract with the joint venture and take over the management of the project directly. The Company is currently working with TCI towards a smooth transition for the Seattle system upgrade project. The joint venture was not designed as a profit-generating vehicle and the termination of this contract is not expected to have a material adverse effect on the Company or its product sales to TCI.

MERGER

     On February 6, 1997, shareholders of ANTEC Corporation and TSX Corporation approved the Plan of Merger ("Merger") dated as of October 28, 1996, among ANTEC Corporation, TSX Corporation and TSX Acquisition Corporation, and the merger became effective on that date. Under the terms of the transaction, TSX shareholders received one share of ANTEC common stock for each share of TSX common stock that they owned, while ANTEC shareholders continued to own their existing shares. The transaction was tax-free for TSX shareholders and was accounted for as a pooling of interests. As of the date of the merger, Anixter International Inc. ("Anixter International") and TCI were the beneficial owners of approximately 18%, each, of the outstanding ANTEC common stock. TCI's beneficial ownership includes options to acquire an additional 854,341 shares.

     The Merger provided ANTEC with a state-of-the-art manufacturing facility in Juarez, Mexico. This facility manufactures products that the Company had previously purchased from others or had others manufacture for it. With the addition of TSX's primary products of optical nodes and distribution amplifiers, ANTEC completed its hybrid fiber/coax product line offering.

     ANTEC and TSX incurred employee-related and other merger/integration charges in the first quarter of 1997 as a result of the Merger. (See Financial Liquidity and Capital Resources.)

RESULTS OF OPERATIONS

     The following table sets forth certain financial data as a percentage of net sales:

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               1998      1997      1996
                                                              ------    ------    ------
Net sales...................................................  100.0%    100.0%    100.0%
Cost of sales...............................................   74.1      76.2      74.1
                                                              -----     -----     -----
Gross profit................................................   25.9      23.8      25.9
Selling, general and administrative expenses................   19.3      23.1      18.2
Amortization of goodwill....................................    0.9       1.0       0.7
Restructuring and other.....................................    1.7       4.5       0.3
                                                              -----     -----     -----
Operating income (loss).....................................    4.0      (4.8)      6.7
Interest expense and other, net.............................    1.5       1.2       1.1
Gain on sale of Canadian business...........................     --        --      (0.5)
                                                              -----     -----     -----
Income (loss) before income tax expense (benefit)...........    2.5      (6.0)      6.1
Income tax expense (benefit)................................    1.4      (1.5)      2.3
                                                              -----     -----     -----
Net income (loss)...........................................    1.1%     (4.5)%     3.8%
                                                              =====     =====     =====

COMPARISON OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

     Net Sales. Net sales increased approximately 13.9% to $546.8 million in 1998 as compared to $480.1 million in 1997. This increase was achieved despite a 44% decrease in international revenues to $63.5 million in 1998 from $112.8 million in 1997. Sales to TCI, the Company's largest customer, increased approximately 300% to $142.7 million in 1998 from $46.6 million in 1997. Traditionally, a significant portion of the Company's revenue is derived from sales to TCI. The October 1996 decision by TCI to cease accepting shipments of the products the Company and its competitors traditionally sold to it had a material adverse effect on the Company's financial performance in 1997. The Company is not able to project future sales levels to TCI. A future decision by AT&T, TCI or other large cable companies to reduce purchases could have a material adverse effect on the Company's business in the future. The majority of the international shortfall is attributable to the Latin American market. Sales to Latin America were approximately $24.2 million during 1998 as compared to $66.3 million in 1997. Regulatory uncertainties and volatile economic conditions have plagued the Company's efforts in Latin America, specifically Brazil, during 1998. Although resolution to some regulatory and licensing issues within Brazil became effective in late December 1998, the devaluation of the currency in January 1999 is expected to continue to depress the market for the Company's products. Buying power within Brazil is down dramatically because of the devaluation and the Brazilian companies are experiencing difficulty in purchasing and affording products. However, there are milestones that have been committed to within the country with regard to their builds; therefore the Company believes the prospect for business still exists in the long term.

     Gross Profit. Gross profit in 1998 was $141.8 million as compared to $114.2 million in 1997. Gross profit margins for 1998 improved 2.1 percentage points to 25.9% versus 23.8% for the prior year. Gross profit for 1997 includes a $6.5 million write-off of redundant inventories relating to overlapping product lines in connection with the Merger. (See Financial Liquidity and Capital Resources.) Excluding these charges, gross profit percentages increased to 25.9% in 1998 from 25.1% in 1997.

     Gross profit for the period ended December 31, 1998 does not reflect the $1.1 million that was incurred to make modifications to previously sold TSX products. These costs were charged against a reserve created in December 1996 when TSX agreed to make these modifications. (See the discussion below.) As of December 31, 1998 this reserve stood at $0.5 million, the current estimated cost for the completion of the modifications. It is currently estimated that these modifications will be substantially completed by March 31, 1999 with the final expenses related to this reserve being taken during the second quarter of 1999.

     Gross profit for 1997 includes $1.0 million for the partial reversal of a charge taken in December 1996 by TSX for modifications it had agreed to make to products previously sold by TSX. The partial reversal of this charge in the second quarter of 1997 was due to the agreement of the customer during the second quarter to permit products to be modified in the Company's factory instead of in the field as originally contemplated and the determination as the result of testing that was completed during the second quarter that a smaller number of units needed to be modified than originally contemplated. The initial charge for $2.6 million was taken in December 1996 primarily because TSX agreed at that time to replace the lids on 3,447 gate keepers, to install new covers on 58,950 minibridgers, and to replace the plugs and gaskets on 10,771 amplifiers and line extenders for a customer who had purchased these products from TSX over the period 1993 to 1994. The customer in November and December 1996 pressed TSX to agree to make these modifications because of the customer's concern that these products might prematurely fail. TSX believed that the customer's concern was not justified and that it was not obligated to make these modifications under its warranties covering these products. Nevertheless, in order to maintain good relations with a major customer, TSX agreed in December 1996 at the insistence of the customer to make these modifications. Having agreed to make these modifications, TSX believed it was legally obligated to make the modifications without further consideration from the customer other than its forbearance. Although the agreement was not in writing, TSX's understanding was that it was obligated to make the requested modifications to the customer's reasonable satisfaction as soon as practicable at no significant cost or inconvenience to the customer. The Company initially estimated the cost of making the modifications by multiplying the estimated labor and material costs for modifying each unit times the number of units then believed to be involved based upon the number of units that had been sold to the customer. The Company determined that it would cost approximately $2.4 million to complete the modifications for this customer. (This estimate was subsequently revised as described above.) It was contemplated that these modifications would begin promptly and be completed in a few months. However because of a general hold on construction imposed by the customer, only $8 thousand was incurred for the modifications in 1997. It currently is contemplated that the modifications, which were substantially completed in 1998, will be finally completed by March 31, 1999. As explained in Note 5 of the Notes to the Consolidated Financial Statements, the 1996 charge is not reflected in the Consolidated Statement of Operations for 1996 which includes ANTEC's twelve month period ended on December 31, 1996 and TSX's twelve month period ended on the last Saturday in October 1996. Instead the charge, together with the other results of operations for TSX for November and December 1996, was reflected as an adjustment to retained earnings of the combined companies as of December 31, 1996.

     Selling, General and Administrative ("SG&A") Expenses. SG&A expenses in 1998 were $105.6 million as compared to $110.8 million in 1997. As a percentage of sales, SG&A was 19.3% in 1998 as compared with 23.1% in 1997. The $5.2 million or 4.7% reduction in SG&A expenses reflects the Company's continued effort to control expenses.

     Restructuring and Other. In the first quarter of 1998, in connection with the consolidation plan of the Company's corporate and administrative functions, the Company recorded a charge of approximately $10.0 million. Included in the charge was approximately $7.6 million related to personnel costs and approximately $2.4 million related to lease termination and other costs. During the fourth quarter of 1998, the restructuring charge was reduced by $0.9 million as a result of the ongoing evaluation of the estimated costs associated with these actions. (See Financial Liquidity and Capital Resources.)

     In the first quarter of 1997, the Company recorded merger/integration costs aggregating approximately $28.0 million. The non-recurring charge included investment banking, legal, accounting and contractual change of control payments associated with the Merger; facility and operational consolidation and reorganization costs due to the combining of various manufacturing operations; and severance costs resulting from the elimination of positions duplicated by the Merger and integration. Also included in the total merger/integration charge was a write-off of redundant inventories totaling approximately $6.5 million that has been reflected in cost of sales for the year ended December 31, 1997. (See Financial Liquidity and Capital Resources.)

     Interest Expense and Other, Net. Interest expense and other, net was $8.4 million in 1998 as compared to $5.9 million in 1997. This increase primarily related to the 1998 impact of the issuance of $115.0 million of 4.5% Convertible Subordinated Notes and the related deferred financing fees. Additionally, interest expense in 1998 includes the write-off of the remaining deferred financing fees related to the Company's previous credit facility paid down during the year. (See Financial Liquidity and Capital Resources.)

     Net Income (Loss). Net income in 1998 was $5.8 million as compared to a net loss of ($21.4) million in 1997. This increase is due to the factors above. Included in the net income (loss) for the years ended December 31, 1998 and 1997 were restructuring and other charges of approximately $9.1 million and $28.0 million, respectively. (See Financial Liquidity and Capital Resources.)

COMPARISON OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

     Net Sales. Net sales were $480.1 million in 1997 as compared to $690.9 million in 1996. Of this decrease, approximately $107.1 million was attributable to reduced sales to TCI, approximately $37.6 million was attributable to the completion of a major Australian rebuild during 1996 and the balance was due to the continued softness in the domestic market in general, due largely to the impact of trades, swaps and partnerships that occurred among domestic cable operators throughout most of 1997. The principle portion of the materials management services program provided by the Company is scheduled to end in May 1998. 1997 net sales included approximately $8.9 million of fees related to these materials management services programs. Traditionally, a significant portion of the company's revenue is derived from sales to TCI, aggregating $153.7 million and $46.6 million for the years ended December 31, 1996 and 1997, respectively. The October 1996 decision by TCI to cease accepting shipments of the products the Company and its competitors traditionally sold to it had a material adverse effect on the Company's financial performance in 1997. The Company is not able to project future sales levels to TCI. A future decision by TCI or other large cable companies to reduce purchases could have a material adverse effect on the Company's business in the future.

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

     Gross profit for 1997 includes $1.0 million for the partial reversal of a charge taken in December 1996 by TSX for modifications it had agreed to make to products previously sold by TSX. The partial reversal of this charge in the second quarter of 1997 was due to the agreement of the customer during the second quarter to permit products to be modified in the Company's factory instead of in the field as originally contemplated and the determination as the result of testing that was completed during the second quarter that a smaller number of units needed to be modified than originally contemplated. The initial charge for $2.6 million was taken in December 1996 primarily because TSX agreed at that time to replace the lids on 3,447 gate keepers, to install new covers on 58,950 minibridgers, and to replace the plugs and gaskets on 10,771 amplifiers and line extenders for a customer who had purchased these products from TSX over the period 1993 to 1994. The customer in November and December 1996 pressed TSX to agree to make these modifications because of the customer's concern that these products might prematurely fail. TSX believed that the customer's concern was not justified and that it was not obligated to make these modifications under its warranties covering these products. Nevertheless, in order to maintain good relations with a major customer, TSX agreed in December 1996 at the insistence of the customer to make these modifications. Having agreed to make these modifications, TSX believed it was legally obligated to make the modifications without further consideration from the customer other than its forbearance. Although the agreement was not in writing, TSX's understanding was that it was obligated to make the requested modifications to the customer's reasonable satisfaction as soon as practicable at no significant cost or inconvenience to the customer. The Company initially estimated the cost of making the modifications by multiplying the estimated labor and material costs for modifying each unit times the number of units then believed to be involved based upon the number of units that had been sold to the customer. The Company determined that it would cost approximately $2.4 million to complete the modifications for this customer. (This estimate was subsequently revised as described above.) It was contemplated that these modifications would begin promptly and be completed in a few months. However because of a general hold on construction imposed by the customer, only $8 thousand was incurred for the modifications in 1997. It was contemplated, at the end of 1997, that the modifications would be substantially completed in 1998 and finally completed by March 31, 1999. As explained in Note 5 of the Notes to the Consolidated Financial Statements, the 1996 charge is not reflected in the Consolidated Statement of Operations for 1996 which includes ANTEC's twelve month period ended on December 31, 1996 and TSX's twelve month period ended on the last Saturday in October 1996. Instead the charge, together with the other results of operations for TSX for November and December 1996, was reflected as an adjustment to retained earnings of the combined companies as of December 31, 1996.

     Selling, General and Administrative ("SG&A") Expenses. SG&A expenses in 1997 were $110.8 million as compared to $126.0 million in 1996. As a percentage of sales, SG&A was 23.1% in 1997 as compared with 18.2% in 1996. The $15.2 million reduction reflects the Company's continued effort to control expenses and the impact of lower sales volumes in 1997. However, since many SG&A items are fixed or semi-fixed in nature and do not fluctuate with sales, SG&A increased as a percentage of sales despite the reduction as overall sales were substantially less in 1997.

     Restructuring and Other. In the first quarter of 1997, the Company recorded merger/integration costs aggregating approximately $28.0 million. The merger/integration charge included investment banking, legal, accounting and contractual change of control payments associated with the Merger; facility and operational consolidation and reorganization costs due to the combining of various manufacturing operations; and severance costs resulting from the elimination of positions duplicated by the Merger and integration. Also included in the total merger/integration charge was a write-off of redundant inventories totaling approximately $6.5 million that has been reflected in cost of sales for the year ended December 31, 1997. (See Financial Liquidity and Capital Resources.)

     In the fourth quarter of 1996, the Company recorded a charge of approximately $3.6 million to affect the downsizing of the Company's advertising insertion business. The fourth quarter charge was established to write-down inventories, trade receivables and fixed assets related to the advertising insertion business, and accrue for severance and other related costs. The write-down of inventories related to the advertising insertion business of approximately $1.5 million has been reflected in cost of sales. (See Financial Liquidity and Capital Resources.)

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

     TSX Results. Results of operations for the fiscal year ended December 31, 1996, do not include the results of operations for TSX for the two months ended December 31, 1996, since these two months were subsequent to the results for the twelve month period ended October 31, 1996, that were used in pooling accounting. However, net sales for this two-month period were $8.7 million, as compared with net sales of $14.8 million for the comparable period in the prior year. Of this decline, approximately $5.0 million was due to the decision by TCI to suspend acceptance of deliveries. TSX incurred an operating loss of $3.6 million for this period as compared with operating income of $2.2 million for the comparable period for the prior year. Again, this change was primarily the result of the TCI decision. TSX had a net loss of $2.6 million for this period as compared with a net income of $1.6 million for the comparable period in the prior year, again as a result of the TCI decision. In addition, TSX reported a charge of approximately $2.6 million during this period as discussed above.

FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

  Reorganization/Merger Costs

     In January 1998, ANTEC announced a consolidation plan being implemented concurrently with the creation of the new President and Chief Operating Officer organization in Atlanta. The Company is in the process of consolidating all of its Rolling Meadows, Illinois corporate and administrative functions into either the Norcross, Georgia or the Englewood, Colorado locations to be concluded during 1999. In addition, the two principal facilities located in Atlanta will be consolidated and international operating and administrative functions located in Miami and Chicago will also be consolidated in Atlanta. In connection with these consolidations, the Company recorded a charge of approximately $10.0 million in the first quarter of 1998. The components of this charge included approximately $7.6 million related to personnel costs and approximately $2.4 million related to lease termination payments and other costs. The personnel-related costs included termination costs related to the involuntary termination of approximately 177 employees, primarily related to the finance, management information systems, and international operations functions located in Chicago and Miami. Terminated employees were offered separation amounts in accordance with the Company's severance policy and were provided specific separation dates. As of December 31, 1998, 115 of the estimated 177 employees have been terminated. As of December 31, 1998, approximately $3.3 million of the cash costs related to personnel costs had yet to be expended and approximately $1.2 million of cash costs related to lease termination payments and other costs had yet to be expended. The Company anticipates these remaining costs will be expended in 1999. During the fourth quarter of 1998, the restructuring charge was further reduced by $0.9 million as a result of the ongoing evaluation of the estimated costs associated with these actions. The Company anticipates that these consolidations will reduce annual operating costs (i.e., personnel and facility related) however, the impact of these savings is not expected to be realized in full until 1999.

     In the first quarter of 1997, in connection with the Merger discussed above, the Company recorded merger/integration costs aggregating approximately $28.0 million. The components of this charge included $6.9 million related to the investment banking, legal, accounting and contractual change of control payments associated with the Merger; $11.2 million related to facility and operational consolidation and reorganization due to the combining of various manufacturing operations; and $3.4 million related to severance costs resulting from the elimination of positions duplicated by the Merger and integration. The personnel-related costs included charges related to the termination of approximately 200 employees primarily resulting from the factors described above. Also included in the total merger/integration charge was a write-off of redundant inventories totaling approximately $6.5 million that has been reflected in cost of sales for the year ended December 31, 1997. The costs related to the facility and operational consolidation and reorganization were comprised of costs associated with the shutdown of several of the Company's operating locations. These costs consisted of lease termination payments, losses on sale and disposal of building and equipment and other related fixed assets. All of the planned facility closings were completed and related cash costs were expended by the end of 1997. In 1997, the Company paid approximately $2.4 million relating to personnel-related costs that represented the termination of approximately 175 employees. As of December 31, 1997, approximately $2.1 million of cash costs had yet to be expended which consisted of contractual obligations resulting from the Merger and other personnel-related costs. The Company has expended the remainder of these costs during 1998.

     During the fourth quarter of 1996, the Company recorded a charge of $3.6 million to affect the downsizing of the Company's advertising insertion business. The fourth quarter provision included: (a) write-downs of inventories, trade receivables and fixed assets related to the advertising insertion business of $1.5 million, $1.1 million and $0.3 million, respectively; and (b) accruals for severance and other related costs of $0.4 million and $0.3 million, respectively. The write-down of inventories of $1.5 million was reflected in cost of sales for the year ended December 31, 1996. Management determined that the downsizing was necessary due to the poor performance of this business's digital advertising insertion product line and the substantial resources that would have been required to ensure the continued marketability of this product line. At December 31, 1998, all of the cash costs had been expended.

  Financing

     On May 8, 1998, the Company issued $115.0 million of 4.5% Convertible Subordinated Notes ("Notes") due May 15, 2003 (the "Offering"). The Notes are convertible, at the option of the holder, at any time prior to the close of business on the stated maturity date, into the Company's Common Stock at a conversion price of $24.00 per share. The Notes are redeemable, in whole or in part, at the Company's option, at any time on or after May 15, 2001. The net proceeds from the Offering were used to repay all outstanding amounts under the Company's existing credit facility, and the remainder of the net proceeds were invested in government securities, certificates of deposits or similar investment grade securities until June 1998 when the Company completed the repurchase and retirement of approximately 4.4 million shares of Common Stock owned by Anixter International for approximately $63.5 million. (See Note 9 and Note 10 of the Notes to the Consolidated Financial Statements.)

     On May 21, 1998, the Company entered into a new secured four-year credit facility ("New Credit Facility") with a group of banks aggregating $85.0 million. The New Credit Facility permits the Company to borrow, on a revolving basis, an amount contingent upon the level of certain eligible assets. The New Credit Facility provides for various interest rate alternatives. The average annual interest rate on borrowings was approximately 7.50% at December 31, 1998. The commitment fee on unused borrowings is approximately 0.5%. The New Credit Facility contains various restrictions and covenants, including limits on payments to stockholders, interest coverage, and net worth tests. As of December 31, 1998, the Company is in compliance with all such covenants.

     The previous Credit Facility provided for various interest rate alternatives. The average interest rate on borrowings was approximately 6.7% at December 31, 1997. The commitment fee on unused borrowings was approximately
1/4 of 1%. The Credit Facility contained various restrictions and covenants, including a restriction on the incurrence of additional debt, limitations on dividends and certain other payments to stockholders, interest coverage, and net worth maintenance tests. The Company does not anticipate paying any cash dividends in the foreseeable future, and in 1997, such covenants precluded the Company from declaring any dividends on its Common Stock. The interest rates on the Company's debt were periodically adjusted to reflect changes in overall market interest rates and, therefore, the carrying amount approximated fair value.

The credit facility had a maturity date of 1999, and as of December 31, 1997, the Company had approximately $23.0 million of available borrowings under the Credit Facility. This Credit Facility was repaid with the proceeds from the $115.0 million Notes as discussed above.

  Interest Rates

     As of December 31, 1998, the Company had approximately $66.0 million in floating rate indebtedness. In June 1995 the Company entered into an interest rate swap agreement that effectively fixes the interest rate on a portion of its floating rate obligation. The interest rate swap agreement includes a basic transaction for a notional amount of $50.0 million under which the Company pays a fixed rate of 6.0175% and receives an interest rate based on the three month London Interbank Offered Rate (LIBOR). This agreement expires in June 2000. The bank may exercise either of two options to shorten the term of the agreement by one year or extend the term by one year. A net settlement is calculated and paid on a quarterly basis and is recognized as an adjustment to interest expense. The fair value of the interest rate swap agreement was estimated using a quote from an outside source and represents the cash requirement as if the agreement had been settled at year-end. The fair value of the interest rate swap agreement, which is not reflected in the financial statements, was approximately a $1.2 million liability at December 31, 1998.

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

  Liquidity Table

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               1998     1997     1996
                                                              ------   ------   ------
                                                               (DOLLARS IN THOUSANDS)
Working capital.............................................  $183.6   $133.3   $185.3
Current ratio...............................................     2.8      2.8      2.9
Cash provided by (used in) operations.......................  $(29.0)  $ 26.8   $ 28.1
Proceeds from issuance of common stock......................  $  9.1   $  3.9   $  2.1
Capital expenditures........................................  $ 16.8   $ 12.8   $ 10.5
A/R collection period (days)................................    82.8     66.8     56.3
Inventory turnover..........................................     3.0      3.1      4.3

  Capital Expenditures

     The Company's capital expenditures were $16.8 million in 1998 as compared to $12.8 million in 1997 and $10.5 million in 1996. Except for the impact of the Year 2000 discussed below, the Company had no significant commitments for capital expenditures at December 31, 1998.

  Cash Flow

     Cash levels have decreased by approximately $2.8 million and $20.2 million during the years ended December 31, 1998 and 1997, respectively and have increased approximately $13.3 million during the year ended December 31, 1996. During 1998 cash used in operating activities was $29.0 million while the Company spent $16.8 million in capital expenditures and $6.8 million in additional investments in/advances to its joint ventures. These cash outlays during 1998 were partially offset by positive cash flows of $49.2 million provided through financing activities and $0.6 million provided through other investing activities. Cash provided by operating activities during 1997 and 1996 was $26.8 million and $28.1 million respectively. Cash used by investing activities was $20.5 million during 1997 and $1.6 million during 1996. During the year ended 1997, $26.4 million was used in financing activities while $13.2 million was used during the same period for 1996.

     Operating activities utilized cash of $29.0 million during the year ended December 31, 1998, which is reflective of the increased working capital levels required by increased sales volume during the period. Most significant to this negative cash flow were increases in accounts receivable levels of approximately $36.2 million since year-end 1997 to $124.0 million and inventories of approximately $39.3 million since year-end 1997 to $151.0 million.

     Days sales outstanding have increased to approximately 83 days at year-end 1998 as compared to approximately 67 days in 1997. This increase was driven by two specific factors. First is the economic volatility in the international market and the subsequent tightening of bank credit that has resulted in ANTEC offering extended payment terms to credit-worthy international customers. Second is the terms of specific turnkey contracts in which payment is made subsequent to the successful testing of the installed networks.

     This increase in current inventory levels, as compared to December 31, 1997, is comprised of approximately $9.5 million in raw material, $4.2 million in work in process, and $25.6 million in finished goods. This inventory increase is reflective of the higher revenues and product demands during 1998. Inventory turns have slipped slightly to 3.0 times as compared to 3.1 times recorded in 1997 and 4.3 times recorded in 1996.

     An increase in accounts payable and accrued liabilities of $28.9 million helped to offset these negative cash flows during 1998. This increase in the level of payables and accrued expenses is indicative of the increased purchasing necessary to meet product demand volumes. The positive cash flow provided by operating activities during 1997 and 1996 includes the impact of expenses paid for the TSX Merger and payments made related to the Company's reorganization, respectively.

     Cash flows used by investing activities were approximately $23.0 million for the year ended December 31, 1998 as compared to $20.5 million and $1.6 million used during 1997 and 1996, respectively. The investments during 1998 included $16.8 million spent on capital assets and $6.8 million invested in/advanced to the Company's joint ventures. During 1997 the Company spent $12.8 million on capital assets and invested in/advanced to its joint ventures approximately $7.8 million. During 1996 the Company's expenditures on capital assets was approximately $10.5 million. In addition, during 1996 ANTEC sold its ownership in the Sumitomo joint venture and received $4.0 million in cash. Also in 1996, the Company sold its Canadian distribution business for approximately $6.0 million in cash and notes, as well as 1,450,000 and 500,000 shares of common stock in Cabletel and ARC, respectively, for an aggregate price of approximately $12.4 million.

     Cash flows provided by financing activities were $49.2 million for the twelve months ended December 31, 1998 as compared to negative cash flows of $26.4 million and $13.2 million for 1997 and 1996, respectively. The most significant financing activities which occurred during 1998 include the impact of the issuance of $115.0 million of 4.5% Notes and the repurchase of approximately 4.4 million shares of Common Stock from Anixter International for approximately $63.5 million. (See Notes 9 and 10 of the Notes to the Consolidated Financial Statements.) The net use of $26.4 million during 1997 and $13.2 million during 1996 relates predominantly to the reduction of corporate debt during those years.

     Based upon current levels of operations and anticipated growth, the Company expects that sufficient cash flow will be generated from operations so that, combined with other financing alternatives available, including cash on hand and bank credit facilities, the Company will be able to meet all of its debt service, capital expenditure and working capital requirements for the immediately foreseeable future.

  NOL Carryforwards

     As of December 31, 1998, the Company had net operating loss carryforwards ("NOL") for domestic and foreign income tax purposes of approximately $13.2 million and $6.9 million, respectively. The Company established a valuation allowance in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. The Company continually reviews the adequacy of the valuation allowance and recognizes the benefits only as reassessment indicates that it is more likely than not that the benefits will be realized. As of December 31, 1998, the valuation allowance on deferred tax assets was approximately $4.9 million.

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

     Based on a recent assessment, and the Company's ongoing assessment of its computer processing systems, the Company determined that it would be required to modify or replace significant portions of its software to improve those systems. It is anticipated that these modifications and improvements will enable its computer processing systems to function properly with respect to dates in the year 2000 and thereafter. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

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

     The Company, based on its normal interaction with its customers and suppliers and the wide attention the Year 2000 Issue has received, believes that its suppliers and customers will be prepared for the Year 2000 Issue. There can, however, be no assurance that this will be so. The Company is in the process of soliciting written assurances from its major suppliers, customers, and service providers, however, these assurances, if given, may not be enforceable. The Company has not yet seen any need for contingency plans for the Year 2000 Issue, but this need will be continuously monitored as the Company acquires more information about the preparations of its suppliers and customers. Some risks of the Year 2000 Issue are beyond the control of the Company and its suppliers and customers. For example no preparations or contingency plan will protect the

Company from a down turn in economic activity caused by the possible ripple effect throughout the entire economy that could be caused by problems of others with the Year 2000 Issue.

     The Company will utilize both internal and external resources to reprogram, or replace, and test the software for the system improvements and Year 2000 modifications. The Company anticipates completing the system improvement and the Year 2000 project within one year but not later than June 30, 1999, which is prior to any anticipated impact on its operating systems. The total cost of the system improvement and the Year 2000 project was originally estimated at approximately $5.0 million. Upon the Company's current review of this estimated cost, the expenditures related to the Year 2000 project are now anticipated to be approximately $6.0 million and will be funded through operating cash flows. This increase of $1.0 million to our estimated Year 2000 project cost relates predominantly to consultant fees related to the Company's system implementation.

     Of the total project cost, approximately $3.8 million is attributable to the purchase of new software and hardware that will be capitalized. The remaining $2.2 million, which will be expensed as incurred, is not expected to have a material effect on the results of operations. To date, the Company has incurred approximately $4.3 million ($3.1 million capitalized for new systems and $1.2 million expenses as incurred) related to its system improvement and the Year 2000 project.

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

FORWARD LOOKING STATEMENTS

     Any of the above statements that are not statements about historical facts are forward looking statements. The forward looking statements, as outlined in the Private Securities Litigation Reform Act of 1995 ("the Act"), can be identified by the use of terms such as "may," "expect," "anticipate," "intend," "estimate," "believe," "continue," "could be," or similar variations or the negative thereof. Such forward-looking statements are based on current expectations but involve risks and uncertainties. The Company's business is dependent upon general economic conditions as well as competitive, technological, and regulatory developments and trends specific to the Company's industry and customers. These conditions and events could be substantially different than believed or expected and these differences may cause actual results to vary materially from the forward-looking statements made or the results which could be expected to accompany such statements. Specific factors, which could cause such material differences, include the following:

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following discussion of the Company's risk-management activities includes "forward-looking statements" that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

     ANTEC is exposed to various market risks, including interest rates and foreign currency rates. Changes in these rates may adversely affect its results of operations and financial condition. To manage the volatility relating to these typical business exposures, ANTEC may enter into various derivative transactions, when appropriate. ANTEC does not hold or issue derivative instruments for trading or other speculative purposes.

     ANTEC uses an interest rate swap agreement, with large creditworthy financial institutions, to manage its exposure to interest rate changes. The swap involves the exchange of fixed and variable interest rate payments without exchanging the notional principal amount. Payments or receipts on the agreement are recorded as adjustments to interest expense. At December 31, 1998 the Company had an outstanding interest rate swap agreement denominated in dollars, maturing in 2001, with an aggregate notional principal amount of $50.0 million. Under this agreement the Company receives a floating rate marked to LIBOR and pays a fixed interest rate. The swap effectively changes the Company's payment of interest on $50.0 million of variable rate debt to fixed rate debt.

     The fair value of the interest rate swap agreement represents the estimated receipts or payments that would be made to terminate the agreement. At December 31, 1998, the Company would have paid $1.2 million to terminate the agreement. A 1% decrease in short-term borrowing rates would increase the amount paid to terminate the agreement by approximately $1.3 million. See Notes 2 and 9 of Notes to the Consolidated Financial Statements for a discussion of the accounting policies for interest rate swaps and financial instruments, respectively.

     The Company is exposed to foreign currency exchange rate risk as a result of sales of its products in various foreign counties and manufacturing operations conducted in Juarez, Mexico. In order to minimize the risks associated with foreign currency fluctuations most sales contracts are issued in U.S. dollars. The Company has previously used foreign currency contracts to hedge the risks associated from foreign currency fluctuations for significant sales contracts. The Company constantly monitors the exchange rate between the U.S. dollar and Mexican peso to determine if any adverse exposure exists relative to its costs of manufacturing. As a result of current market conditions there are currently no material contracts denominated in foreign currencies.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The report of independent auditors and consolidated financial statements and notes thereto for the Company are included in this Report and are listed in the Index to Consolidated Financial Statements which appears on page 26.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                               ANTEC CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Ernst & Young LLP, Independent Auditors...........   27
Consolidated Balance Sheets at December 31, 1998 and
  1997......................................................   28
Consolidated Statements of Operations for the years ended
  December 31, 1998, 1997 and 1996..........................   29
Consolidated Statements of Cash Flows for the years ended
  December 31, 1998, 1997 and 1996..........................   30
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1998, 1997 and 1996..............   31
Notes to the Consolidated Financial Statements..............   32

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
ANTEC Corporation

     We have audited the accompanying consolidated balance sheets of ANTEC Corporation as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of ANTEC's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the 1996 financial statements of TSX Corporation, which statements reflect approximately 13.0% of consolidated sales for the year ended December 31, 1996. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for TSX Corporation for 1996, is based solely on the report of other auditors.

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

     In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ANTEC Corporation at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                          /s/ ERNST & YOUNG LLP

Atlanta, Georgia
February 10, 1999

                               ANTEC CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1998           1997
                                                              ------------   ------------
                                                                    (IN THOUSANDS)
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................    $  4,436       $  7,244
  Accounts receivable (net of allowances for doubtful
     accounts of $4,609 in 1998 and $4,289 in 1997).........     123,959         87,800
  Inventories...............................................     150,988        111,698
  Other current assets......................................       6,089          2,319
                                                                --------       --------
          Total current assets..............................     285,472        209,061

Property, plant and equipment, net..........................      41,612         36,108
Goodwill (net of accumulated amortization of $41,695 in 1998
  and $36,785 in 1997)......................................     154,782        159,692
Deferred income taxes, net..................................      22,591         19,281
Other assets................................................      28,188         19,741
                                                                --------       --------
                                                                $532,645       $443,883
                                                                ========       ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $ 57,383       $ 38,404
  Accrued compensation, benefits and related taxes..........      19,804         15,958
  Other accrued liabilities.................................      24,680         21,397
                                                                --------       --------
          Total current liabilities.........................     101,867         75,759

Long-term debt..............................................     181,000         72,339
                                                                --------       --------
          Total liabilities.................................     282,867        148,098

Stockholders' equity:
  Preferred stock, par value $1.00 per share, 5 million
     shares authorized; none issued and outstanding.........          --             --
  Common stock, par value $0.01 per share, 50 million shares authorized; 35.8 million and 39.3 million shares issued
     and outstanding in 1998 and 1997, respectively.........         358            393
  Capital in excess of par value............................     209,193        261,081
  Retained earnings.........................................      40,190         34,365
  Cumulative translation adjustments........................          37            (54)
                                                                --------       --------
          Total stockholders' equity........................     249,778        295,785
                                                                --------       --------
                                                                $532,645       $443,883
                                                                ========       ========

        See accompanying notes to the consolidated financial statements.

                               ANTEC CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                             --------------------------------------
                                                                1998          1997          1996
                                                             ----------    ----------    ----------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales..................................................   $546,767      $480,078      $690,877
Cost of sales..............................................    404,999       365,860       511,646
                                                              --------      --------      --------
  Gross profit.............................................    141,768       114,218       179,231
Operating expenses:
  Selling, general and administrative expenses.............    105,643       110,803       125,997
  Amortization of goodwill.................................      4,910         4,927         4,981
  Restructuring and other charges..........................      9,119        21,550         2,109
                                                              --------      --------      --------
                                                               119,672       137,280       133,087
                                                              --------      --------      --------
Operating income (loss)....................................     22,096       (23,062)       46,144
Other expense (income):
  Interest expense and other, net..........................      8,360         5,916         7,536
  Gain on sale of Canadian business........................         --            --        (3,835)
                                                              --------      --------      --------
Income (loss) before income tax expense (benefit)..........     13,736       (28,978)       42,443
Income tax expense (benefit)...............................      7,911        (7,534)       16,083
                                                              --------      --------      --------
Net income (loss)..........................................   $  5,825      $(21,444)     $ 26,360
                                                              ========      ========      ========
Net income (loss) per common share:
  Basic....................................................   $    .16      $   (.55)     $    .69
                                                              ========      ========      ========
  Diluted..................................................   $    .15      $   (.55)     $    .67
                                                              ========      ========      ========
Weighted average common shares:
  Basic....................................................     37,195        38,751        38,286
                                                              ========      ========      ========
  Diluted..................................................     38,751        38,751        39,523
                                                              ========      ========      ========

        See accompanying notes to the consolidated financial statements.

                               ANTEC CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1998        1997       1996
                                                              ---------   --------   ---------
                                                                       (IN THOUSANDS)
Operating activities:
  Net income (loss).........................................  $   5,825   $(21,444)  $  26,360
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization..........................     16,163     15,234      14,726
     Deferred income taxes..................................     (3,310)    (7,750)      3,289
     Gain on sale of Canadian business......................         --         --      (3,835)
     Changes in operating assets and liabilities, net of
       effects of acquisitions:
       (Increase) decrease in accounts receivable...........    (36,159)    18,802       8,409
       (Increase) decrease in inventories...................    (39,290)    27,087      (6,114)
       Increase (decrease) in accounts payable and accrued
          liabilities.......................................     28,904     (6,868)    (16,596)
       (Increase) decrease in other, net....................     (1,147)     1,748       1,850
                                                              ---------   --------   ---------
Net cash (used in) provided by operating activities.........    (29,014)    26,809      28,089

Investing activities:
  Purchases of property, plant and equipment................    (16,757)   (12,841)    (10,502)
  Sale of Canadian business.................................         --         --       3,000
  Investments in/Advances to joint ventures.................     (6,800)    (7,780)      5,590
  Other.....................................................        584         72         345
                                                              ---------   --------   ---------
Net cash (used in) investing activities.....................    (22,973)   (20,549)     (1,567)
                                                              ---------   --------   ---------

Net cash (used) provided before financing activities........    (51,987)     6,260      26,522

Financing activities:
  Net borrowings under credit facilities....................    151,000    119,500     182,984
  Net reductions in borrowings under credit facilities......   (157,339)  (149,819)   (198,262)
  Issuance of 4.5% convertible subordinated notes...........    115,000         --          --
  Purchase and retirement of common stock...................    (63,459)        --          --
  Deferred financing costs paid.............................     (5,142)        --          --
  Proceeds from issuance of common stock....................      9,119      3,905       2,079
                                                              ---------   --------   ---------
Net cash provided by (used in) financing activities.........     49,179    (26,414)    (13,199)

Net (decrease) increase in cash and cash equivalents........     (2,808)   (20,154)     13,323
Cash and cash equivalents at beginning of year..............      7,244     27,398      14,075
                                                              ---------   --------   ---------
Cash and cash equivalents at end of year....................  $   4,436   $  7,244   $  27,398
                                                              =========   ========   =========

Supplemental cash flow information:
  Interest paid during the year.............................  $   7,119   $  6,277   $   7,875
                                                              =========   ========   =========
  Income taxes paid during the year.........................  $   9,384   $    948   $  18,014
                                                              =========   ========   =========

        See accompanying notes to the consolidated financial statements.

                               ANTEC CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                   (IN THOUSANDS)
                                              ---------------------------------------------------------
                                                         CAPITAL IN              CUMULATIVE
                                               COMMON    EXCESS OF    RETAINED   TRANSLATION
                                               STOCK     PAR VALUE    EARNINGS   ADJUSTMENTS    TOTAL
                                              --------   ----------   --------   -----------   --------
Balance, December 31, 1995..................  $    382    $249,931    $32,221       $(413)     $282,121
  Comprehensive income:
     Net income.............................        --          --     26,360          --        26,360
     Translation adjustment.................        --          --         --         228           228
                                                                                               --------
     Comprehensive income...................                                                     26,588
     Issuance of common stock and other.....         2       2,076         --          --         2,078
     Charge in lieu of tax..................        --       1,904         --          --         1,904
     Tax benefit related to exercise of
       stock options/warrants...............        --         270         --          --           270
     Reporting period adjustment (See Note
       12)..................................        --          --     (2,573)         --        (2,573)
                                              --------    --------    -------       -----      --------
Balance, December 31, 1996..................       384     254,181     56,008        (185)      310,388
  Comprehensive income:
     Net loss...............................        --          --    (21,444)         --       (21,444)
     Translation adjustment.................        --          --         --         131           131
                                                                                               --------
     Comprehensive income...................                                                    (21,313)
     Issuance of common stock and other.....         9       3,896       (199)         --         3,706
     Tax benefit related to exercise of
       stock options/warrants...............        --       3,004         --          --         3,004
                                              --------    --------    -------       -----      --------
Balance, December 31, 1997..................       393     261,081     34,365         (54)      295,785
  Comprehensive income:
     Net income.............................        --          --      5,825          --         5,825
     Translation adjustment.................        --          --         --          91            91
                                                                                               --------
     Comprehensive income...................                                                      5,916
     Issuance of common stock and other.....         8       9,111         --          --         9,119
     Tax benefit related to exercise of
       stock options/warrants...............        --       2,417         --          --         2,417
     Repurchase of common stock.............       (43)    (63,416)        --          --       (63,459)
                                              --------    --------    -------       -----      --------
Balance, December 31, 1998..................  $    358    $209,193    $40,190       $  37      $249,778
                                              ========    ========    =======       =====      ========

        See accompanying notes to the consolidated financial statements.

                               ANTEC CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

     ANTEC Corporation ("ANTEC," or herein together with its consolidated subsidiaries called the "Company") is an international communications technology company, headquartered in Atlanta, Georgia, with a major office in Englewood, Colorado. ANTEC specializes in the design and engineering of hybrid fiber/coax ("HFC") architectures and the development and distribution of products for these broadband networks. The Company provides its customers with products and services that enable reliable, high-speed, two- way broadband transmission of video, telephony, and data.

     The Company operates in one business segment, Communications, providing a range of customers with hybrid fiber/coax ("HFC") networking and integrative systems, coupled with a full range of products and services to support those networks and systems. This segment accounts for 100% of consolidated sales, operating profit and identifiable assets of the Company. ANTEC is a leading developer, manufacturer and supplier of optical transmission, construction, rebuild and maintenance equipment for the broadband communications industry. ANTEC provides a broad range of products and services to cable system operators. ANTEC supplies almost all of the products required in a cable TV system, including headend, distribution, drop and in-home subscriber products.

     As of December 31, 1998, Tele-Communications, Inc. ("TCI") was the beneficial owner of approximately 19% of the outstanding ANTEC common stock. TCI's beneficial ownership includes options to acquire an additional 854,341 shares. A significant portion of the Company's revenue is derived from sales to TCI aggregating $142.7 million, $46.6 million and $153.7 million for the years ended December 31, 1998, 1997 and 1996, respectively. The Company had accounts receivable from TCI of approximately $25.0 million and $9.2 million at December 31, 1998 and 1997, respectively.

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

                               ANTEC CORPORATION

EQUITY INVESTMENTS

     The Company owns a 50% interest in Tanco L.L.C., a joint venture accounted for under the equity method. Tanco provides turnkey construction or upgrading of broadband distribution services. The carrying value of this interest is approximately $3.1 million and $3.0 million at December 31, 1998 and 1997, respectively. Net sales to Tanco were approximately $29.0 million and $0 for the years ended December 31, 1998 and 1997, respectively. The Company had accounts receivable from Tanco of approximately $19.9 million and $0 at December 31, 1998 and 1997, respectively.

     The Company also owns a 25% interest in Arris Interactive, L.L.C. ("Arris"), a joint venture accounted for under the equity method. Arris is focused on the development, manufacture and sale of products that enable the provision of a broad range of telephone and data services over hybrid fiber/coax architectures typically in use for video distribution. The carrying value of this interest was $0 at December 31, 1998 and 1997, respectively. Purchases from Arris were approximately $31.3 million, $25.2 million, and $0 for the years ended December 31, 1998, 1997, and 1996, respectively. The Company had accounts payable to Arris of approximately $4.0 million and $0.9 million, and net accounts receivable from Arris of approximately $0.2 million and $0.5 million for the years ended December 31, 1998 and 1997, respectively. The Company also holds a participation in a note receivable from Arris of approximately $10.7 million and $5.7 million for the years ended December 31, 1998 and 1997, respectively. In December 1998, the Company and Nortel signed a memorandum of understanding whereby Nortel will contribute its Bay Networks/LANcity cable modem and headend business to Arris. It is anticipated that consideration will be in the form of either dilution of the Arris investment, cash, ANTEC common stock or some combination thereof. This transaction should close in the early part of 1999.

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

GOODWILL AND LONG-LIVED ASSETS

     Goodwill relates to the excess of cost over net assets resulting principally from the acquisition of Anixter by Anixter International in 1986 which has been allocated to the Company, and from subsequent acquisitions by ANTEC and by Anixter of businesses now owned by ANTEC. Goodwill resulting from the acquisition of Anixter by Anixter International was allocated to the Company based on the Company's proportionate share of total operating earnings of Anixter for the period subsequent to the acquisition by Anixter International. The Company assesses the recoverability of goodwill and other long-lived assets whenever events or changes in circumstances indicate that expected future undiscounted cash flows might not be sufficient to support the carrying amount of an asset. If expected future undiscounted cash flows from operations are less than their carrying amounts, an asset is determined to be impaired, and a loss is recorded for the amount by which the carrying value of the asset exceeds its fair value. Fair value is based on discounting estimated future cash flows or using other valuation methods as appropriate. Non-cash amortization expense is being recognized as a result of amortization of goodwill on a straight-line basis over a period of 40 years from the respective dates of acquisition.

                               ANTEC CORPORATION

ADVERTISING AND SALES PROMOTION

     Advertising and sales promotion costs are expensed as incurred. Advertising expense was approximately $2.1 million, $2.2 million and $2.5 million for the years ended December 31, 1998, 1997 and 1996, respectively.

RESEARCH AND DEVELOPMENT

     Research and development costs are expensed as incurred. The Company's research and development expenditures for the years ended December 31, 1998, 1997 and 1996 were approximately $14.4 million, $13.4 million and $11.5 million, respectively.

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

STOCK-BASED COMPENSATION

     The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, does not recognize compensation expense for the stock option grants. As required by FASB Statement No. 123, Accounting for Stock-Based Compensation, the Company presents supplemental information disclosing pro forma net income (loss) and net income (loss) per common share as if the Company had recognized compensation expense on stock options granted subsequent to December 31, 1994 under the fair value method of that statement (see Note 15 of Notes to the Consolidated Financial Statements).

INTEREST RATE AGREEMENTS

     As of December 31, 1998, the Company had approximately $66.0 million in floating rate indebtedness. In June 1995 the Company entered into an interest rate swap agreement that effectively fixes the interest rate on a portion of its floating rate obligation. The interest rate swap agreement includes a basic transaction for a notional amount of $50.0 million under which the Company pays a fixed rate of 6.0175% and receives an interest rate based on the three-month London Interbank Offered Rate (LIBOR). The agreement expires in June 2000. The bank may exercise either of two options to shorten the term of the agreement by one year or extend the term by one year. A net settlement is calculated and paid on a quarterly basis and is recognized as an adjustment to interest expense. The fair value of the interest rate swap agreement was estimated using a quote from an outside source and represents the cash requirement as if the agreement had been settled at year-

                               ANTEC CORPORATION
end. The fair value of the interest rate swap agreement, which is not reflected in the financial statements, was approximately a $1.2 million liability at December 31, 1998.

BASIS OF PRESENTATION

     Certain prior year amounts have been reclassified to conform to the 1998 financial statement presentation.

CONCENTRATIONS OF CREDIT

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and accounts receivable. The Company places its temporary cash investments with high credit quality financial instruments in accordance with debt agreements. Concentrations with respect to accounts receivable are limited as the Company sells primarily to large, well established companies which significantly diminishes the risk of loss from extension of credit. The Company closely monitors extensions of credit and, where necessary, requires letters of credit or cash on delivery terms.

     The Company is exposed to credit risk to the extent of potential nonperformance by the counterparties to the interest rate swap agreement. In the event of nonperformance by the counterparties to the Company's interest rate swap agreement, the effective interest rate on the underlying transaction would revert to the respective contractual rate. The counterparties to the Company's interest rate swap agreement are major financial institutions with an investment grade rating, thus the Company believes the risk of incurring losses due to credit risk is remote.

     Exposure to market risk on financial instrument results from fluctuations in interest rates during the period in which the contract is outstanding. The market-to-market valuations of the interest rate swap agreement and of associated underlying exposures are closely monitored. Overall financial strategies and the effect of using a hedge is reviewed periodically.

NOTE 3. RESTATEMENT

     The Company has revised previously filed financial statements for the quarters ended March 31, 1998 and June 30, 1998. These restatements have been made primarily to eliminate a portion of a restructuring charge, included in the quarter ended March 31, 1998 results, relating to the impairment of equipment and leasehold improvements directly resulting from the Company's plan to consolidate several facilities. The estimated impairment of fixed assets, as it relates to this plan, is now being written off over the remaining estimated useful lives of the fixed assets. These changes are reflected in the twelve-month period ended December 31, 1998. The amended Form 10-Qs for the periods ended March 31, 1998 and June 30, 1998 have been filed.

     The effect of these adjustments on the quarter ended March 31, 1998 was an increase in net income of $0.9 million from a loss of $(5.5) million to a loss of $(4.6) million or an increase of $.02 per common share. The effect of these adjustments in the quarter ended June 30, 1998 decreased net income by $0.3 million from $4.0 million to approximately $3.7 million or a decrease of approximately $.01 per share.

NOTE 4. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In the first quarter of 1998, the Company adopted FASB Statement No. 130, Reporting of Comprehensive Income, which establishes standards for the financial presentation of comprehensive income and its components. Adoption of FASB Statement No. 130 had no effect on the Company's financial position or operating results.

     In June 1997, the Financial Accounting Standards Board issued FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for the way that public

                               ANTEC CORPORATION
business enterprises report information about operating segments and related disclosures about products and services, geographic areas, and major customers. Statement 131 is effective for financial statements for fiscal years beginning after December 15, 1997, and therefore the Company has adopted the new requirements retroactively in its 1998 annual financial statements. The Company evaluates and manages the business on a consolidated basis. The adoption of FASB Statement No. 131 did not effect results of operations or financial position, but did effect the disclosure of segment information. (See Note 1 and Note 17 of Notes to the Consolidated Financial Statements.)

     Effective December 31, 1998, the Company adopted FASB Statement No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. The provisions of FASB Statement No. 132 revise employers' disclosures about pensions and other postretirement benefit plans. It does not change the measurement or recognition of these plans. It standardizes the disclosure requirements for pensions and postretirement benefits to the extent practicable. (See Note 16 of Notes to the Consolidated Financial Statements.)

     In June 1998, the Financial Accounting Standards Board issued FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. FASB Statement No. 133 is effective for fiscal years beginning June 15, 1999. The Statement will require the Company to disclose certain information regarding derivative financial instruments. The Company does not anticipate that the adoption of FASB Statement No. 133 will have a significant effect on its results of operations or financial position.

NOTE 5. RESTRUCTURING AND OTHER CHARGES

     In January 1998, ANTEC announced a consolidation plan being implemented concurrently with the creation of the new President and Chief Operating Officer organization in Atlanta. The Company will consolidate all of its Rolling Meadows, Illinois corporate and administrative functions into either the Atlanta, Georgia or the Englewood, Colorado locations during 1998 and 1999. It is also anticipated as part of this plan that the two principal facilities located in Atlanta will be consolidated and that certain international operating and administrative functions located in Miami and Chicago will also be consolidated in Atlanta. In connection with these consolidations, the Company recorded a charge of approximately $10.0 million in the first quarter of 1998. The components of the restructuring charge included approximately $7.6 million related to personnel costs; and approximately $2.4 million related to lease termination payments and other costs. The personnel-related costs included termination costs related to the involuntary termination of approximately 177 employees, primarily related to the finance, management information systems, and international operations functions located in Chicago and Miami. Terminated employees were offered separation amounts in accordance with the Company's severance policy and were provided specific separation dates. As of December 31, 1998, 115 of the estimated 177 employees have been terminated. As of December 31, 1998, approximately $3.3 million of the cash costs related to personnel costs had yet to be expended and approximately $1.2 million of cash costs related to lease termination payments and other costs had yet to be expended. The Company anticipates these costs will be expended in 1999. As of December 31, 1998, the restructuring charge was reduced by $0.9 million as a result of the ongoing evaluation of the estimated costs associated with these actions. The Company anticipates that these consolidations will reduce annual operating costs (i.e., personnel and facility related), however, the impact of these savings is not expected to be realized in full until 1999.

     In the first quarter of 1997, in connection with the Merger discussed in
Note 12, the Company recorded merger/integration costs aggregating approximately $28.0 million. The components of the merger/integration charge included $6.9 million related to the investment banking, legal, accounting and contractual change of control payments associated with the Merger; $11.2 million related to facility and operational consolidation and reorganization due to the combining of various manufacturing operations; and $3.4 million related to severance costs resulting from the elimination of positions duplicated by the Merger and integration. The

                               ANTEC CORPORATION
personnel-related costs included charges related to the termination of approximately 200 employees primarily resulting from the factors described above. Also included in the total merger/integration charge was a write-off of redundant inventories totaling approximately $6.5 million that has been reflected in cost of sales for the year ended December 31, 1997. The costs related to the facility and operational consolidation and reorganization were comprised of costs associated with the shutdown of several of the Company's operating locations. These costs consisted of lease termination payments, losses on sale and disposal of building and equipment and other related fixed assets. All of the planned facility closings were completed and related cash costs were expended by the end of 1997. In 1997, the Company paid approximately $2.4 million relating to personnel-related costs that represented the termination of approximately 175 employees. As of December 31, 1998, all of the cash costs related to the contractual obligations resulting from the Merger and other personnel-related costs had been expended.

     During the fourth quarter of 1996, the Company recorded a charge of $3.6 million to affect the downsizing of the Company's advertising insertion business. The fourth quarter provision included: (a) write-downs of inventories, trade receivables and fixed assets related to the advertising insertion business of $1.5 million, $1.1 million and $0.3 million, respectively; (b) accruals for severance and other related costs of $0.4 million and $0.3 million, respectively. The write-down of inventories of $1.5 million was reflected in cost of sales for the year ended December 31, 1996. As of December 31, 1998, all of the cash costs had been expended.

NOTE 6. INVENTORIES

     Inventories are stated at the lower of average, approximating first-in, first-out, cost or market. The components of inventory are as follows (in thousands):

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1998           1997
                                                              ------------   ------------
Raw material................................................    $ 37,437       $ 27,931
Work in process.............................................      10,496          6,343
Finished goods..............................................     103,055         77,424
                                                                --------       --------
          Total inventories.................................    $150,988       $111,698
                                                                ========       ========

NOTE 7. SALE OF CANADIAN BUSINESS

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

                               ANTEC CORPORATION

NOTE 8. PROPERTY, PLANT AND EQUIPMENT, NET

     Property, plant and equipment, at cost, consisted of the following (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1997
                                                              --------   --------
Land........................................................  $  2,549   $  3,094
Buildings and improvements..................................    14,548     13,641
Machinery and equipment.....................................    60,448     51,806
                                                              --------   --------
                                                                77,545     68,541
Less: Accumulated depreciation..............................   (35,933)   (32,433)
                                                              --------   --------
                                                              $ 41,612   $ 36,108
                                                              ========   ========

NOTE 9. LONG-TERM DEBT

     Long-term debt consisted of the following (in thousands):

                                                                 DECEMBER 31,
                                                              ------------------
                                                                1998      1997
                                                              --------   -------
Revolving Credit Facility...................................  $ 66,000   $70,000
4.5% Convertible Subordinated Notes.........................   115,000        --
Other.......................................................        --     2,339
                                                              --------   -------
                                                              $181,000   $72,339
                                                              ========   =======

     On May 8, 1998, the Company issued $115.0 million of 4.5% Convertible Subordinated Notes ("Notes") due May 15, 2003 (the "Offering"). The Notes are convertible, at the option of the holder, at any time prior to the close of business on the stated maturity date, into the Company's common stock ("Common Stock") at a conversion price of $24.00 per share. The Notes are redeemable, in whole or in part, at the Company's option, at any time on or after May 15, 2001. The net proceeds from the Offering were used to repay all outstanding amounts under the Company's existing credit facility, and the remainder of the net proceeds were invested in government securities, certificates of deposits or similar investment grade securities until June 1998 when the Company completed the repurchase and retirement of approximately 4.4 million shares of Common Stock owned by Anixter International Inc. for approximately $63.5 million. (See
Note 10 of the Notes to the Consolidated Financial Statements.)

     On May 21, 1998, the Company entered into a new secured four-year credit facility ("New Credit Facility") with a group of banks aggregating $85.0 million. The New Credit Facility permits the Company to borrow, on a revolving basis, an amount contingent upon the level of certain eligible assets. The New Credit Facility provides for various interest rate alternatives. The average annual interest rate on borrowings was approximately 7.50% at December 31, 1998. The commitment fee on unused borrowings is approximately 0.5%. The New Credit Facility contains various restrictions and covenants, including limits on payments to stockholders, interest coverage, and net worth tests. All borrowings under the New Credit Facility are secured by substantially all of the Company's assets. As of December 31, 1998, the Company had approximately $19.0 million of available borrowings under the Credit Facility.

     The previous Credit Facility provided for various interest rate alternatives. The average interest rate on borrowings was approximately 6.7% at December 31, 1997. The commitment fee on unused borrowings was approximately
1/4 of 1%. The Credit Facility contained various restrictions and covenants, including a restriction on the incurrence of additional debt, limitations on dividends and certain other payments to stockholders, interest coverage, and net worth maintenance tests. The interest rates on the Company's debt were periodically adjusted to reflect changes in overall market interest rates and, therefore, the carrying amount approximated fair value. The Credit Facility had a maturity date of 1999. This Credit Facility was repaid with the proceeds from the $115.0 million Notes as discussed above.

                               ANTEC CORPORATION

NOTE 10. COMMON STOCK

     In June 1998, the Company repurchased and retired approximately 4.4 million shares of ANTEC Common Stock owned by Anixter International Inc. for approximately $63.5 million.

     The following shares of common stock have been reserved for future issuance:

                                                               DECEMBER 31,
                                                   ------------------------------------
                                                      1998         1997         1996
                                                   ----------    ---------    ---------
Convertible subordinated notes...................   4,791,667           --           --
Stock options....................................   6,612,469    7,289,518    4,356,857
Warrants.........................................          --        4,200       12,609
Director stock units.............................      35,900       20,500           --
Employee stock purchase plan.....................      11,358       59,018      107,395
TCI options......................................     854,341      854,341      854,341
                                                   ----------    ---------    ---------

          Total..................................  12,305,735    8,227,577    5,331,202
                                                   ==========    =========    =========

NOTE 11. EARNINGS PER SHARE

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations.

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                1998         1997        1996
                                                              ---------   ----------   ---------
                                                                (IN THOUSANDS EXCEPT PER SHARE
                                                                            DATA)
Numerator:
  Net income (loss).........................................  $  5,825     $(21,444)   $ 26,360
                                                              ========     ========    ========
Denominator:
  Denominator for basic earnings per
     share -- weighted-average common shares................    37,195       38,751      38,286
  Effects of dilutive securities:
     Options / warrants.....................................     1,556           --       1,237
                                                              --------     --------    --------

  Denominator for diluted earnings per share................  $ 38,751     $ 38,751    $ 39,523
                                                              ========     ========    ========

Basic earnings per share....................................  $   0.16     $  (0.55)   $   0.69
                                                              ========     ========    ========
Diluted earnings per share..................................  $   0.15     $  (0.55)   $   0.67
                                                              ========     ========    ========

     The 4.5% Convertible Subordinated Notes issued in May 1998, were antidilutive for the year ended December 31, 1998. The effects of the options and warrants, approximately 1.6 million common stock equivalents, were not presented for the year ended December 31, 1997 as the Company incurred a net loss and inclusion of these securities would be antidilutive.

NOTE 12. MERGER

     On February 6, 1997, shareholders of ANTEC Corporation and TSX Corporation approved the Plan of Merger ("Merger") dated as of October 28, 1996 among ANTEC Corporation, TSX Corporation ("TSX") and TSX Acquisition Corporation, and the Merger resulting in TSX becoming a wholly-owned subsidiary of ANTEC became effective on that date. Under the terms of the transaction, TSX shareholders received one share of ANTEC common stock for each share of TSX common stock that they owned, while ANTEC

                               ANTEC CORPORATION
shareholders continued to own their existing shares. As a result of the Merger, ANTEC issued approximately 15.4 million shares of Common Stock. The transaction was tax-free for TSX shareholders and was accounted for as a pooling of interests. As a result, all amounts from the prior years have been restated to reflect the Merger.

     Prior to the combination, TSX's fiscal year ended April 30, and ANTEC's fiscal year ended December 31. TSX's historical financial statements for periods prior to December 31, 1996 had to be adjusted to within 93 days of ANTEC's year-end. Therefore, the statement of operations for the twelve months ended December 31, 1996 represents ANTEC's fiscal period ended on that date combined with TSX's twelve months ended the last Saturday in October 1996. All intercompany sales between TSX and ANTEC were eliminated. Operating results for the year ended December 31, 1996 were as follows (in thousands):

                                                              DECEMBER 31,
                                                                  1996
                                                              -------------
Revenue:
  ANTEC.....................................................    $604,382
  TSX.......................................................      89,695
  Intercompany sales elimination............................      (3,200)
                                                                --------
     Combined...............................................    $690,877
                                                                ========
Net income (loss):
  ANTEC.....................................................    $ 13,457
  TSX.......................................................      12,903
                                                                --------
     Combined...............................................    $ 26,360
                                                                ========

     As a result of the change in the fiscal year end of TSX, the operating results of TSX for the two months ended December 31, 1996 were reflected as an adjustment to retained earnings of the combined companies as of December 31, 1996. The following summarizes TSX's operating results for the two months ended December 31, 1996 (in thousands):

                                                              TWO MONTHS
                                                                 ENDED
                                                           DECEMBER 31, 1996
                                                           -----------------
Net sales................................................       $ 8,668
Cost of sales............................................         8,565
                                                                -------
Gross profit.............................................           103
Selling, general and administrative expenses.............         3,663
                                                                -------
Operating (loss).........................................        (3,560)
Interest income and other, net...........................           322
                                                                -------
(Loss) before income taxes...............................        (3,238)
Income tax (benefit).....................................          (665)
                                                                -------
Net (loss)...............................................       $(2,573)
                                                                =======

     Included in the operating loss was a provision of approximately $2.6 million relating to preemptive repairs and modifications of equipment that had previously been sold by TSX. Most of this provision arose from a binding agreement made by TSX in December 1996 with its largest customer in response to that customer's concern at that time about possible premature failures. TSX did not believe this concern was justified. At that time TSX estimated the modifications that it had agreed to make for this customer would cost approximately $2.4 million. Subsequently, it was determined that the modifications would cost approximately $1.0 million less than initially estimated and the provision was reduced by this amount in the second quarter of 1997. The

                               ANTEC CORPORATION
modifications began in late 1997, were substantially completed in 1998 and are currently expected to be finally completed by March 31, 1999.

     For the two months ended December 31, 1996, cash flows provided by operations were $785,000, cash flows used by investing activities were $870,000, and cash flows provided by financing activities were $40,000.

NOTE 13. INCOME TAXES

     Income (loss) before income taxes consisted of the following (in thousands):

                                                             YEARS ENDED DECEMBER 31,
                                                           ----------------------------
                                                            1998       1997      1996
                                                           -------   --------   -------
Domestic (U.S.)..........................................  $13,736   $(28,978)  $40,340
Foreign..................................................       --         --     2,103
                                                           -------   --------   -------
                                                           $13,736   $(28,978)  $42,443
                                                           =======   ========   =======

     Income tax expense (benefit) consisted of the following (in thousands):

                                                             YEARS ENDED DECEMBER 31,
                                                            ---------------------------
                                                             1998      1997      1996
                                                            -------   -------   -------
Current -- Federal........................................  $ 9,268   $   313   $ 5,849
           State..........................................    1,953       (97)    1,388
           Foreign........................................       --        --     3,653
                                                            -------   -------   -------
                                                             11,221       216    10,890
                                                            -------   -------   -------
Deferred -- Federal.......................................   (2,661)   (6,384)    1,474
            State.........................................     (649)   (1,366)    1,013
            Foreign.......................................       --        --       802
                                                            -------   -------   -------
                                                             (3,310)   (7,750)    3,289
                                                            -------   -------   -------
Provision in lieu of tax..................................       --        --     1,904
                                                            -------   -------   -------
                                                            $ 7,911   $(7,534)  $16,083
                                                            =======   =======   =======

     A reconciliation of income tax expense (benefit) to the Statutory Federal tax rate of 35% was as follows (in thousands):

                                                             YEARS ENDED DECEMBER 31,
                                                            ---------------------------
                                                             1998      1997      1996
                                                            ------   --------   -------
Statutory Federal income tax expense (benefit)............  $4,807   $(10,142)  $14,855
Effects of:
  Amortization of goodwill................................   1,531      1,531     1,531
  State income taxes, net of Federal benefit..............     848       (951)    1,561
  Acquisition fees........................................      --        998        --
  Meals and entertainment.................................     361        279       634
  Reduction in deferred tax valuation allowance...........      --         --    (2,533)
  Other, net..............................................     364        751        35
                                                            ------   --------   -------
                                                            $7,911   $ (7,534)  $16,083
                                                            ======   ========   =======

     Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

                               ANTEC CORPORATION

     Significant components of the Company's net deferred tax assets were as follows (in thousands):

                                                                DECEMBER 31,
                                                              -----------------
                                                               1998      1997
                                                              -------   -------
Current deferred tax assets:
  Inventory costs...........................................  $10,544   $ 9,452
  Merger/restructuring related reserves.....................    3,013     2,892
  Other, principally operating expenses.....................    3,032     1,973
                                                              -------   -------
          Total current deferred tax assets.................   16,589    14,317
Long-term deferred tax assets:
  Federal/state net operating loss carryforwards............    5,195     5,195
  Foreign net operating loss carryforwards..................    2,358     2,358
  Plant and equipment, depreciation differences.............    3,330     2,292
                                                              -------   -------
          Total long-term deferred tax assets...............   10,883     9,845
                                                              -------   -------
Total deferred tax assets...................................   27,472    24,162
  Valuation allowance on deferred tax assets................   (4,881)   (4,881)
                                                              -------   -------
          Net deferred tax assets...........................  $22,591   $19,281
                                                              =======   =======

     As of December 31, 1998, the Company has recorded estimated federal and foreign tax loss carryforwards of $13.2 million and $6.9 million, respectively. The federal and foreign tax loss carryforwards expire through 2009 and 2005, respectively. In addition, the Company has alternative minimum tax loss carryforwards of approximately $13.2 million that expire through 2009. Tax benefits arising from loss carryforwards of approximately $7.7 million originating prior to TSX's quasi-reorganization on November 22, 1985 would be credited directly to additional paid in capital if and when realized.

     The Company established a valuation allowance in accordance with the provisions of FASB Statement No. 109, Accounting for Income Taxes. The Company continually reviews the adequacy of the valuation allowance and recognizes the benefits of deferred tax assets only as reassessment indicates that it is more likely than not that the deferred tax assets will be realized.

     The Company had U.S. and foreign net operating loss carryforwards at December 31, 1998 expiring as follows (in thousands):

                                                               U.S.     FOREIGN
EXPIRATION IN CALENDAR YEAR                                   AMOUNT    AMOUNT
---------------------------                                   -------   -------
2001........................................................  $ 5,493   $   --
2003........................................................    1,099       --
2004........................................................    1,099       --
2005........................................................       --    6,935
2006........................................................      501       --
2007........................................................    2,793       --
2008........................................................    1,099       --
2009........................................................    1,099       --
                                                              -------   ------
                                                              $13,183   $6,935
                                                              =======   ======

                               ANTEC CORPORATION

NOTE 14. COMMITMENTS

     The Company leases certain office, distribution, and manufacturing facilities and equipment under long-term operating leases expiring at various dates through 2009. Future minimum lease payments under non-cancelable operating leases (excluding operating leases related to closed facilities -- See Note 5) at December 31, 1998 were as follows (in thousands):

1999........................................................  $ 6,334
2000........................................................    5,669
2001........................................................    4,312
2002........................................................    2,884
2003........................................................    1,816
Thereafter..................................................    5,602
                                                              -------
          Total minimum lease payments......................  $26,617
                                                              =======

     Total rental expense for all operating leases amounted to approximately $9.5 million, $9.4 million and $11.0 million for the years ended December 31, 1998, 1997 and 1996, respectively.

NOTE 15. STOCK-BASED COMPENSATION

     The Company grants stock options for a fixed number of shares to employees and directors with an exercise price equal to the market price of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees and, accordingly, does not recognize compensation expense for the stock option grants. The Company has elected to follow APB Opinion No. 25 because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, Accounting for Stock-Based Compensation, requires use of option valuation models that were not developed for use in valuing employee stock options.

     The Company grants stock options under its 1997 Stock Incentive Plan ("SIP"), its 1993 Employee Stock Incentive Plan ("ESIP"), and Director Stock Option Plan ("DSOP") and issued stock purchase rights under its Employee Stock Purchase Plan ("ESPP"). Additionally, TSX issued options under its Long-Term Incentive Plan ("LTIP"). These plans are described below.

     As required by FASB Statement No. 123, the Company presents below supplemental information disclosing pro forma net income (loss) and net income
(loss) per common share as if the Company had recognized compensation expense on stock options granted subsequent to December 31, 1994 under the fair value method of that statement. The fair value for these options was estimated using a Black-Scholes option-pricing model. The weighted average assumptions used in this model to estimate the fair value of options granted under the SIP, ESIP, DSOP and LTIP for 1998, 1997 and 1996 were as follows: risk-free interest rates of 5.21%, 5.81% and 5.46%, respectively; a dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of .54; and a weighted average expected life of 5, 6, and 5 years, respectively. The assumptions used for the ESPP for 1998, 1997 and 1996 were as follows: risk-free rate of 4.57%, 4.96% and 5.83%, respectively; a dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of .54; and an expected life of one year.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially effect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                               ANTEC CORPORATION

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except per share data):

                                                            1998      1997       1996
                                                           ------   --------   --------
Pro forma net income (loss)..............................  $3,204   $(23,980)  $ 23,796
                                                           ======   ========   ========
Pro forma net income (loss) per common share:
  Basic..................................................  $  .09   $   (.62)  $    .62
                                                           ======   ========   ========
  Diluted................................................  $  .08   $   (.62)  $    .60
                                                           ======   ========   ========

     Compensation expense recognized for pro forma purposes was approximately $4.4 million, $4.2 million and $4.3 million for 1998, 1997 and 1996, respectively. FASB Statement No. 123 is applicable only to options granted subsequent to December 31, 1994.

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

     Substantially all of the SIP options granted become exercisable in May 2003. Vesting will accelerate if the Company's stock closes above specified prices ($15, $20 and $25) for 20 consecutive days and the Company's diluted earnings per common share (before non-recurring items) over a period of four consecutive quarters exceed $1.00 per common share. One-third of all other options granted under this plan vest each year on the anniversary of the date of grant beginning with the second anniversary. All options under the SIP terminate seven years from the date of grant.

     In 1993, the Board of Directors approved the ESIP that provides for granting key employees and consultants options to purchase up to 1,925,000 shares of ANTEC common stock. In 1996, an amendment to the ESIP was approved increasing the number of shares of ANTEC common stock that may be issued pursuant to that plan from 1,925,000 shares to 3,225,000 shares. One-third of these options vest each year on the anniversary of the date of grant beginning with the second anniversary. The options terminate seven years from the date of grant.

     In 1993, the Board of Directors also approved the DSOP that provides for the granting, to each director of the Company who has not been granted any options under the ESIP each January 1, commencing January 1, 1994, an option to purchase 2,500 shares of ANTEC common stock for the average closing price for the ten trading days preceding the date of grant. A total of 75,000 shares of ANTEC common stock have been allocated to this plan. These options vest six months from date of grant and terminate seven years from date of grant.

     Pursuant to the Merger, an option to purchase TSX common stock under the LTIP was converted to a fully vested option to purchase ANTEC common stock. A total of 883,900 shares of ANTEC common stock have been allocated to this plan. The options under the LTIP terminate ten years from the original grant date.

     Pursuant to the Merger Agreement between ANTEC and Keptel, on November 17, 1994 under the ANTEC/Keptel Exchange Option Plan ("EOP"), each Keptel stock option, whether or not then exercisable, was canceled and substituted with an ANTEC/Keptel exchange option to acquire shares of ANTEC common stock. Each ANTEC/Keptel exchange option provides the option holder with rights and benefits that are no

                               ANTEC CORPORATION
less favorable than were provided under the former Keptel stock option plan. A total of 360,850 shares of ANTEC common stock have been allocated to this plan. There were no options granted under the EOP during the years ended December 31, 1998, 1997, and 1996. Additionally, as of December 31, 1998 no options issued under this plan remain outstanding.

     A summary of activity of the Company's options granted under its SIP, ESIP, DSOP, and LTIP is presented below:

                                           1998                    1997                    1996
                                  ----------------------   ---------------------   ---------------------
                                                WEIGHTED                WEIGHTED                WEIGHTED
                                                AVERAGE                 AVERAGE                 AVERAGE
                                                EXERCISE                EXERCISE                EXERCISE
                                    OPTIONS      PRICE      OPTIONS      PRICE      OPTIONS      PRICE
                                  -----------   --------   ----------   --------   ----------   --------
Beginning balance...............    6,187,250    $11.02     3,406,657    $11.11     2,938,327    $ 9.99
Grants..........................    1,006,450    $14.68     4,027,000    $ 9.67       675,010    $15.74
Exercises.......................     (677,049)   $12.05      (817,339)   $ 3.80      (131,713)   $ 7.43
Terminations....................   (1,040,831)   $10.93      (360,100)   $12.51       (74,967)   $15.56
Expirations.....................      (24,917)   $17.71       (68,968)   $14.09            --        --
                                  -----------              ----------              ----------
Ending balance..................    5,450,903    $11.55     6,187,250    $11.02     3,406,657    $10.60
                                  ===========              ==========              ==========
Vested at period end............    1,284,952    $12.54     1,668,582    $11.76     1,893,795    $ 8.84
                                  ===========              ==========              ==========
Weighted average fair value of
  options granted during year...  $      7.84              $     5.46              $     8.20
                                  ===========              ==========              ==========

     The following table summarizes information about SIP, ESIP, DSOP, and LTIP options outstanding at December 31, 1998.

                                                 OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                                   -----------------------------------------------   ----------------------------
                                     NUMBER      WEIGHTED AVERAGE      WEIGHTED        NUMBER         WEIGHTED
                                   OUTSTANDING      REMAINING          AVERAGE       EXERCISABLE      AVERAGE
RANGE OF EXERCISE PRICES           AT 12/31/98   CONTRACTUAL LIFE   EXERCISE PRICE   AT 12/31/98   EXERCISE PRICE
------------------------           -----------   ----------------   --------------   -----------   --------------
          $ 2.00.................      20,000       4.25 years          $ 2.00           20,000        $ 2.00
          $ 5.00.................       1,200       5.58 years          $ 5.00            1,200        $ 5.00
$ 8.88 to $10.00.................   2,917,500       4.26 years          $ 9.15          725,500        $ 9.99
$10.50 to $15.88.................   1,818,586       5.15 years          $13.01          314,418        $14.04
$16.60 to $25.09.................     693,617       5.30 years          $18.10          223,834        $19.65
                                    ---------                                         ---------
$ 2.00 to $25.09.................   5,450,903       4.69 years          $11.55        1,284,952        $12.54
                                    =========                                         =========

     Additionally, ANTEC has an ESPP that enables its employees to purchase a total of 300,000 shares of ANTEC common stock over a period of time. The Company accounts for the ESPP in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly recognizes no compensation expense. Participants can request that up to 10% of their base compensation be applied toward the purchase of ANTEC common stock under ANTEC's ESPP. Purchases by any one participant are limited to $25,000 in any one year. The exercise price is the lower of 85% of the fair market value of the ANTEC common stock at the date of grant or at the later exercise date (currently one-year). Under the ESPP, employees of the Company purchased 47,660, 48,377 and 90,057 shares of ANTEC common stock in 1998, 1997 and 1996, respectively. At December 31, 1998, approximately 47,374 shares are subject to purchase under the ESPP at a price of no more than $13.07 per share.

     Pursuant to the Merger Agreement between ANTEC and Keptel, on November 17, 1994, each Keptel warrant, whether or not then exercisable, was canceled and substituted with a warrant to acquire shares of ANTEC common stock. Each warrant provides the warrant holder with rights and benefits that are no less favorable than were provided under the former Keptel warrant plan. At December 31, 1998, all warrants had been exercised.

                               ANTEC CORPORATION

     In both 1998 and 1997, the Company paid its non-employee directors annual retainer fees of $50,000 in the form of stock units. These stock units convert to Common Stock of the Company at the prearranged time selected by each director. The Company amortizes the compensation expense related to these stock units on a straight-line basis over a period of one year. At the years ended December 31, 1998 and 1997 there were 35,900 units and 20,500 units issued and outstanding, respectively.

NOTE 16. EMPLOYEE BENEFIT PLANS

     The Company sponsors two non-contributory defined benefit pension plans that cover the majority of the Company's U.S. employees.

     The U.S. pension plan benefit formulas generally provide for payments to retired employees based upon their length of service and compensation as defined in the plans. The Company's policy is to fund the plans as required by the Employee Retirement Income Security Act of 1974 (ERISA) and to the extent that such contributions are tax deductible.

                                                               1998      1997
                                                              -------   -------
                                                               (IN THOUSANDS)
Change in Benefit Obligation:
  Benefit obligation at the beginning of year...............  $16,686   $14,653
  Service cost..............................................    1,559     1,487
  Interest cost.............................................    1,202     1,091
  Actuarial (gain) loss.....................................    2,067      (251)
  Benefit payments..........................................     (157)     (294)
                                                              -------   -------
  Benefit obligation at year end............................  $21,357   $16,686
                                                              =======   =======
Change in Plan Assets:
  Fair value of plan assets at beginning of year............  $10,300   $ 8,512
  Actual return on plan assets..............................      369     1,700
  Company contributions.....................................    1,005       368
  Benefits paid from plan assets............................     (157)     (280)
                                                              -------   -------
  Fair value of plan assets at year end.....................  $11,517   $10,300
                                                              =======   =======
Funded Status:
  Funded status of plan.....................................  $(9,840)  $(6,386)
  Unrecognized actuarial loss...............................    3,823     1,324
  Unrecognized prior service cost...........................       70        78
                                                              -------   -------
  (Accrued) benefit cost....................................  $(5,947)  $(4,984)
                                                              =======   =======

     The plans' assets consist of corporate and government debt securities and equity securities. Net periodic pension cost for 1998, 1997 and 1996 for pension and supplemental benefit plans includes the following components (dollars in thousands):

                                                               1998     1997     1996
                                                              ------   ------   ------
Service cost................................................  $1,559   $1,487   $1,020
Interest cost...............................................   1,202    1,091      766
Return on assets (expected).................................    (836)    (704)    (521)
Recognized net actuarial loss...............................      36      107       37
Amortization of prior service cost..........................       7        6        6
                                                              ------   ------   ------
Net periodic pension cost...................................  $1,968   $1,987   $1,308
                                                              ======   ======   ======

                               ANTEC CORPORATION

     The assumptions used in accounting for the Company's defined benefit plans for the three years presented are set forth below:

                                                              1998   1997   1996
                                                              ----   ----   ----
Assumed discount rate.......................................  6.5%   7.5%   7.5%
Rates of compensation increase..............................  6.0%   6.0%   6.0%
Expected long-term rate of return on plan assets............  8.0%   8.0%   8.0%

     Additionally, the Company has established defined contribution plans pursuant to the Internal Revenue Code Section 401(a) that cover all eligible U.S. employees. The Company contributes to these plans based upon the dollar amount of each participant's contribution. The Company made contributions to these plans of approximately $0.7 million, $0.6 million and $0.8 million in 1998, 1997 and 1996, respectively.

NOTE 17. SALES INFORMATION

     As stated in Note 1, a significant portion of the Company's revenue is derived from sales to TCI aggregating $142.7 million, $46.6 million and $153.7 million for the years ended December 31, 1998, 1997 and 1996, respectively.

     Export sales accounted for approximately 6.0%, 17.1% and 17.0% of total sales for the years ended December 31, 1998, 1997 and 1996, respectively. Sales to international customers (including export sales) were approximately 11.4%, 23.8% and 24.2% of total sales for the years ended December 31, 1998, 1997 and 1996, respectively.

     The Company sells its products primarily in the United States with its international revenue being generated from Asia Pacific, Europe, Latin America and Canada. The Asia Pacific market includes Australia, New Zealand, China, Hong Kong, Taiwan, India, Indonesia, Japan, Korea, Malaysia, Philippines, Sampan, Singapore and Thailand. The European market includes the United Kingdom, Ireland, France, Italy, Portugal and Spain. International sales for the three years ended December 31, 1998, 1997 and 1996 are as follows:

                                                    DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                        1998           1997           1996
                                                    ------------   ------------   ------------
                                                                  (IN THOUSANDS)
International region
  Asia Pacific....................................    $ 24,691       $ 30,101       $ 61,906
  Europe..........................................      12,020         14,184         20,106
  Latin America...................................      24,233         66,321         66,097
  Canada..........................................       2,559          2,192         19,296
                                                      --------       --------       --------
          Total international sales...............    $ 63,503       $112,798       $167,405
                                                      ========       ========       ========

Total identifiable international assets are immaterial.

                               ANTEC CORPORATION

NOTE 18. SUMMARY QUARTERLY CONSOLIDATED FINANCIAL INFORMATION
         (UNAUDITED)

     The following table summarizes the Company's quarterly consolidated financial information (in thousands, except share data).

                                                                  QUARTERS IN 1998 ENDED
                                                        -------------------------------------------
                                                        MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                                                        ---------   --------   ---------   --------
Net sales.............................................  $123,441    $140,704   $150,336    $132,286
Gross profit..........................................    32,827      36,768     38,781      33,392
Operating income (loss)(1)............................    (5,168)      9,064     11,647       6,553
Income (loss) before income taxes.....................    (6,523)      7,141      8,927       4,191
Net income (loss).....................................  $ (4,618)   $  3,649   $  4,979    $  1,815
                                                        ========    ========   ========    ========
Net income (loss) per common share:
  Basic...............................................  $   (.12)   $    .10   $    .14    $    .05
                                                        ========    ========   ========    ========
  Diluted.............................................  $   (.12)   $    .09   $    .13    $    .05
                                                        ========    ========   ========    ========

                                                                  QUARTERS IN 1997 ENDED
                                                        -------------------------------------------
                                                        MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                                                        ---------   --------   ---------   --------
Net sales.............................................  $120,034    $124,262   $120,365    $115,417
Gross profit(2).......................................    26,128      33,593     29,316      25,181
Operating income (loss)(2)............................   (23,731)      4,954       (164)     (4,121)
Income (loss) before income taxes.....................   (25,093)      3,275     (1,669)     (5,491)
Net income (loss).....................................  $(16,124)   $    983   $ (1,999)   $ (4,304)
                                                        ========    ========   ========    ========
Net income (loss) per common share:
  Basic...............................................  $   (.42)   $    .03   $   (.05)   $   (.11)
                                                        ========    ========   ========    ========
  Diluted.............................................  $   (.42)   $    .02   $   (.05)   $   (.11)
                                                        ========    ========   ========    ========

---------------

(1) First quarter 1998 includes $10.0 million of restructuring costs related to the consolidation of certain functions and facilities to Atlanta, Georgia. The fourth quarter 1998 includes a partial reversal of $0.9 million of this charge as a result of the ongoing evaluation of the estimated costs related to these actions. See Note 5 of Notes to the Consolidated Financial Statements.
(2) First quarter 1997 includes $28 million of merger/integration costs of which $6.5 million relating to the write-off of inventories has been reflected in cost of sales. See Note 5 of Notes to the Consolidated Financial Statements.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to directors of the Company is set forth under the caption entitled "Election of Directors" in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders and is incorporated herein by reference. Certain information concerning the executive officers of the Company is set forth in Part I of this Report on Form 10-K under the caption entitled "Executive Officers of the Company." Information about Section 16(a) Reporting Delinquencies is set forth under this caption in the Proxy Statement.

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

     (B) REPORTS ON FORM 8-K.

     None

ITEM 14(A)1 & 2. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS

     The following Consolidated Financial Statements of ANTEC Corporation and Report of Independent Auditors are filed as part of this Report.

                                                              PAGE
                                                              ----
Report of Independent Auditors..............................   27
Consolidated Balance Sheets at December 31, 1998 and 1997...   28
Consolidated Statements of Operations for the years ended
  December 31, 1998, 1997 and 1996..........................   29
Consolidated Statements of Cash Flows for the years ended
  December 31, 1998, 1997 and 1996..........................   30
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1998, 1997 and 1996..............   31
Notes to the Consolidated Financial Statements..............   32

FINANCIAL STATEMENT SCHEDULES

     The following consolidated financial statement schedule of ANTEC Corporation included in Item 14(a)2 pursuant to paragraph (d) of Item 14:

          Schedule II -- Valuation and Qualifying Accounts

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under related instructions or are not applicable, and therefore have been omitted.

                                                                     SCHEDULE II

                               ANTEC CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS

                                                  BALANCE AT        CHARGE TO                  BALANCE AT
DESCRIPTION                                   BEGINNING OF PERIOD   EXPENSES    DEDUCTIONS    END OF PERIOD
-----------                                   -------------------   ---------   ----------    -------------
YEAR ENDED DECEMBER 31, 1998
  Reserves and allowances deducted from
     asset accounts:
     Allowance for uncollectible accounts...        $4,289           $1,971       $1,651(1)      $4,609

YEAR ENDED DECEMBER 31, 1997
  Reserves and allowances deducted from
     asset accounts:
     Allowance for uncollectible accounts...        $3,539           $2,642       $1,892(1)      $4,289

YEAR ENDED DECEMBER 31, 1996
  Reserves and allowances deducted from
     asset accounts:
     Allowance for uncollectible accounts...        $2,214           $2,334       $1,009(1)      $3,539

---------------

(1) Uncollectible accounts written off, net of recoveries.

ITEM 14(A)3.  EXHIBIT LIST

     Each management contract or compensation plan required to be filed as an exhibit is identified by an asterisk(*).

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBITS
-------                          -----------------------
 3.1       --  Certificate of Incorporation and Certificate of Amendment
               thereto**
 3.1(a)    --  Restated Certificate of Incorporation**
 3.2       --  By-laws**
 4.1       --  Form of Certificate for Common Stock**
10.1(a)*   --  Amended and Restated Employee Stock Incentive Plan**
10.1(b)*   --  Form of Stock Option Grant**
10.1(c)*   --  Amendment Increasing Number of Shares Covered by Amended and
               Restated Employee Stock Incentive Plan (Incorporated by
               reference from ANTEC Corporation's Registration Statement on
               Form S-8, Registration Number 33-12131, Exhibit 4)
10.1(d)*   --  Amended Form of Stock Option Grant (Incorporated by
               reference from ANTEC Corporation's Annual Report on Form
               10-K for the fiscal year ended December 31, 1996, as the
               same number exhibit).
10.1(e)*   --  Amended Form of Stock Option (Incorporated by reference from
               ANTEC Corporation's Annual Report on Form 10-K for the
               fiscal year ended December 31, 1997, as the same number
               exhibit)
10.1(f)*   --  1997 Stock Incentive Plan***
10.2       --  Form of Employee Stock Purchase Plan**
10.2(a)    --  Amendment to Employee Stock Purchase Plan**
10.3*      --  Form of Director Stock Option Plan**
10.4*      --  Form of Supplemental Retirement Benefits Plan**
10.5       --  Form of Tax Allocation Agreement**
10.10      --  Credit Agreement+
10.11      --  Bill of Sale and General Conveyance and Assumption of
               Liabilities**
10.12*     --  Form of Employment Agreement for John M. Egan**
10.13*     --  Form of Employment Agreement for Lawrence A. Margolis,
               Gordon E. Halverson and Martin C. Ingram**
10.14*     --  Consulting Agreement dated February 1, 1998 for James L.
               Faust
10.15*     --  Form of Stock Option Grant for Converted Keptel Options
               (Incorporated by reference from ANTEC Corporation's Annual
               Report on Form 10-K for the fiscal year ended December 31,
               1994, as the same number exhibit)
10.16      --  Agreement and Plan of Merger with Keptel, Inc., dated July
               27, 1994 (Incorporated by reference to Keptel, Inc.
               Registration Statement on Form S-1, Registration Number 33-
               16278, as amended)
10.17*     --  Retainer Agreement with James E. Knox (Incorporated by reference from ANTEC Corporation's Annual Report on Form
               10-K for the fiscal year ended December 31, 1996, as the
               same number exhibit)
10.18      --  Amendments to Employment Agreements for Messrs. Margolis,
               Halverson, Ingram And Faust (Incorporated by reference from
               ANTEC Corporation's Annual Report On Form 10-K for the
               fiscal year ended December 31, 1995, as the same number
               Exhibit)

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBITS
-------                          -----------------------
10.19      --  Limited Liability Company Agreement of Products Venture
               L.L.C. (Incorporated by reference from ANTEC Corporation's
               Annual Report on Form 10-K for the fiscal year ended
               December 31, 1995, as the same number exhibit)
10.21      --  Products Distribution Agreement between Products Venture
               L.L.C. and ANTEC Corporation (Incorporated by reference from
               ANTEC Corporation's Annual Report on Form 10-K for the
               fiscal year ended December 31, 1995, Exhibit 10.20)
10.22      --  Plan of Merger dated October 28, 1996, among ANTEC
               Corporation, TSX Corporation and TSX Acquisition Corporation
               (Incorporated by reference to ANTEC Corporation's
               Registration Statement on Form S-4, Registration Number
               333-19129, Exhibit 2.1)
10.25*     --  Stock Option Agreement with William H. Lambert dated March
               14, 1994 (Incorporated by reference from TSX Corporation's
               Annual Report on Form 10-K for the fiscal year ended April
               30, 1994, Exhibit 10(A)(1)3)
10.26*     --  Employment Agreement dated October 16, 1995 for Robert J.
               Stanzione (Incorporated by reference from ANTEC
               Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, as the same number exhibit)
10.27*     --  Amendment to Employment Agreement for Robert J. Stanzione
               (Incorporated by Reference from ANTEC Corporation's Annual
               Report on Form 10-K for the fiscal year ended December 31,
               1997, as the same number exhibit)
10.28      --  4.5% Convertible Subordinate Notes due 2003 dated May 5,
               1998****
10.30      --  Evolve Products, Inc. Agreement
13.1       --  Report of KPMG LLP
21.1       --  Subsidiaries of the Registrant**
23.1       --  Consent of Ernst & Young LLP
23.2       --  Consent of KPMG LLP
24.1       --  Power of Attorney executed by Rod F. Dammeyer
24.2       --  Power of Attorney executed by John R. Petty
24.3       --  Power of Attorney executed by Bruce Van Wagner
24.4       --  Power of Attorney executed by Samuel K. Skinner
24.5       --  Power of Attorney executed by William T. Schleyer
24.6       --  Power of Attorney executed by James L. Faust
24.7       --  Power of Attorney executed by William H. Lambert
27.1       --  Financial Data Schedule (for SEC use only)

---------------

  ** Incorporated by reference to ANTEC Corporation's Registration Statement on
     Form S-1, Registration Number 33-65488, filed July 2, 1993, as amended, as the same number exhibit.
 *** Incorporated by reference to the Company's proxy statement for the
     Company's Annual Meeting of Stockholders held May 6, 1997.
**** Incorporated by reference to the Company's quarterly report filed on Form
     10-Q/A-2 for the quarterly period ended March 31, 1998 and filed November 17, 1998 as exhibit 10.28.
   + Incorporated by reference to ANTEC Corporation's Registration Statement on
     Form S-3, Registration Number 333-58437, filed July 2, 1998, as amended, as
     Exhibit 10.1.

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

Dated: March 29, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                  /s/ JOHN M. EGAN                     Chairman, Chief Executive        March 29, 1999
-----------------------------------------------------    Officer and Director
                    John M. Egan

               /s/ ROBERT J. STANZIONE                 President, Chief Operating       March 29, 1999
-----------------------------------------------------    Officer and Director
                 Robert J. Stanzione

              /s/ LAWRENCE A. MARGOLIS                 Executive Vice President, Chief  March 29, 1999
-----------------------------------------------------    Financial Officer
                Lawrence A. Margolis

                /s/ MARK J. SCAGLIUSO                  Vice President, Chief            March 29, 1999
-----------------------------------------------------    Accounting Officer
                  Mark J. Scagliuso

                /s/ ROD F. DAMMEYER*                   Director                         March 29, 1999
-----------------------------------------------------
                   Rod F. Dammeyer

                 /s/ JOHN R. PETTY*                    Director                         March 29, 1999
-----------------------------------------------------
                    John R. Petty

                /s/ BRUCE VAN WAGNER*                  Director                         March 29, 1999
-----------------------------------------------------
                  Bruce Van Wagner

               /s/ SAMUEL K. SKINNER*                  Director                         March 29, 1999
-----------------------------------------------------
                  Samuel K. Skinner

                 /s/ JAMES L. FAUST*                   Director                         March 29, 1999
-----------------------------------------------------
                   James L. Faust

                                                       Director
-----------------------------------------------------
                   J. A. Ian Craig

              /s/ WILLIAM T. SCHLEYER*                 Director                         March 29, 1999
-----------------------------------------------------
                 William T. Schleyer

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

               /s/ WILLIAM H. LAMBERT*                 Director                         March 29, 1999
-----------------------------------------------------
                 William H. Lambert

By:    /s/ LAWRENCE A. MARGOLIS
    ----------------------------------
           Lawrence A. Margolis
            (Attorney in fact)

---------------

* Lawrence A. Margolis, as attorney in fact for each person indicated.