Form 10-Q
period 1999-03-31
ANTEC CORP
filed 1999-05-12
CIK 908610

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                 --------------

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

                             11450 TECHNOLOGY CIRCLE
                                DULUTH, GA 30097
                                 (678) 473-2000
               (Address, including zip code and telephone number,
                 including area code, of registrant's principal
                               executive offices)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                         YES  X       NO
                             ----        -------

         At April 30, 1999, there were 36,244,203 shares of Common Stock, $0.01 par value, of the registrant outstanding.



================================================================================

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                ANTEC CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                            MARCH 31,         DECEMBER 31,
                                                                                               1999               1998
                                                                                           -------------      -------------
                                                                                           (UNAUDITED)
                                                   ASSETS
Current assets:
     Cash and cash equivalents                                                              $     --          $  4,436
     Accounts receivable (net of allowance for doubtful accounts
          of $5,037 in 1999 and $4,609 in 1998)                                              135,763           123,959
     Inventories                                                                             168,998           150,988
     Other current assets                                                                      6,817             6,089
                                                                                            --------          --------
          Total current assets                                                               311,578           285,472

Property, plant and equipment, net                                                            43,955            41,612
Goodwill (net of accumulated amortization of $42,931 in 1999 and $41,695 in
     1998)                                                                                   153,546           154,782
Deferred income taxes, net                                                                        --            22,591
Investments                                                                                   74,243            11,743
Other assets                                                                                  16,131            16,445
                                                                                            --------          --------
                                                                                            $599,453           532,645
                                                                                            ========          ========

                                     LIABILITIES AND STOCK HOLDERS' EQUITY
Current liabilities:
     Cash overdraft                                                                         $  5,077          $     --
     Accounts payable                                                                         59,022            57,383
     Accrued compensation, benefits and related taxes                                         15,647            19,804
     Other current liabilities                                                                28,695            24,680
                                                                                            --------          --------
          Total current liabilities                                                          108,441           101,867

Long-term debt                                                                               192,000           181,000
Deferred income taxes, net                                                                     3,209                --
                                                                                            --------          --------
     Total Liabilities                                                                       303,650           282,867

Stockholders' equity:
     Preferred stock, par value $1.00 per share, 5 million shares authorized, none
          issued and outstanding                                                                  --                --
     Common stock, par value $0.01 per share, 50 million shares authorized; 36.4 million and 35.8 million shares issued and outstanding in 1999 and
          1998, respectively                                                                     364               358
     Capital in excess of par value                                                          216,634           209,193
     Retained earnings                                                                        78,805            40,190
     Cumulative translation adjustments                                                           --                37
                                                                                            --------          --------
          Total stockholders' equity                                                         295,803           249,778
                                                                                            --------          --------
                                                                                            $599,453          $532,645
                                                                                            ========          ========


         See accompanying notes to the consolidated financial statements

                                ANTEC CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (In thousands, except per share data)



                                                                                                Three Months Ended
                                                                                                      March 31,
                                                                                            --------------------------
                                                                                               1999             1998
                                                                                            --------          --------
Net sales                                                                                   $145,256          $123,441
Cost of sales                                                                                111,045            90,614
                                                                                            --------          --------
Gross profit                                                                                  34,211            32,827
Operating expenses:
      Selling, general and administrative                                                     24,895            26,769
      Amortization of goodwill                                                                 1,236             1,226
      Restructuring charge                                                                        --            10,000
      Gain on LANcity transaction                                                            (60,000)               --
                                                                                            --------          --------
                                                                                             (33,869)           37,995
                                                                                            --------          --------
Operating income (loss)                                                                       68,080            (5,168)


Interest expense                                                                               2,858             1,330
Other (income) expense, net                                                                   (2,303)               25
                                                                                            --------          --------
Income (loss) before income taxes                                                             67,525            (6,523)
Income tax expense (benefit)                                                                  28,910            (1,905)
                                                                                            --------          --------
Net income (loss)                                                                           $ 38,615          $ (4,618)
                                                                                            ========          ========
Net income (loss) per
         Weighted average common
         and common equivalent shares:
         Basic                                                                              $   1.07          $  (0.12)
                                                                                            ========          ========
         Diluted                                                                            $   0.92          $  (0.12)
                                                                                            ========          ========
Weighted average common and Common equivalent shares:
         Basic                                                                                36,085            39,348
                                                                                            ========         =========
         Diluted                                                                              43,140            39,348
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

                                ANTEC CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                                               Three Months Ended
                                                                                                     March 31,
                                                                                            --------------------------
                                                                                               1999              1998
                                                                                            --------          ---------
Operating activities:
     Net income (loss)                                                                      $ 38,615          $ (4,618)
     Adjustments to reconcile net income (loss) to net cash
        Provided by (used in) operating activities:
           Depreciation and amortization                                                       3,986             3,427
           Deferred income taxes                                                              25,800            (4,740)
           LANcity transaction                                                               (60,000)               --
           Changes in operating assets and liabilities:
              (Increase) in accounts receivable                                               (9,554)          (10,631)
              (Increase) in inventories                                                      (18,010)           (9,536)
              Increase in cash overdraft                                                       5,077                --
              Increase (decrease) in accounts payable and
                 accrued liabilities                                                          (5,018)           19,793
             (Increase) decrease in other, net                                                 1,327              (987)
                                                                                            --------          --------
Net cash (used in) operating activities                                                      (17,777)           (7,292)

Investing activities:
     Purchases of property, plant and equipment                                               (5,093)           (4,121)
     Investments in / advances to joint ventures                                                  --            (3,300)
     Other                                                                                        --               211
                                                                                            --------          --------
Net cash (used in) investing activities                                                       (5,093)           (7,210)

Financing activities:
     Borrowings under credit facilities                                                       52,000            32,500
     Reductions in borrowings under credit facilities                                        (41,000)          (24,504)
     Issuance of 4.5% convertible subordinated notes                                              --                --
     Purchase and retirement of common stock                                                      --                --
     Deferred financing costs paid                                                               (13)               --
     Proceeds from issuance of common stock                                                    7,447               662
                                                                                            --------          --------
Net cash provided by financing activities                                                     18,434             8,658


                                                                                            --------          --------
Net decrease in cash and cash equivalents                                                     (4,436)           (5,844)
Cash and cash equivalents at beginning of period                                               4,436             7,244
                                                                                            --------          --------
Cash and cash equivalents at end of period                                                  $     --          $  1,400
                                                                                            ========          ========

Supplemental cash flow information:
     Interest paid during the period                                                        $  1,274          $  1,322
                                                                                            ========          ========
     Income taxes paid during the period                                                    $    573          $     19
                                                                                            ========          ========

        See accompanying notes to the consolidated financial statements.

                                ANTEC CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

         ANTEC Corporation ("ANTEC" or herein together with its consolidated subsidiaries called the "Company") is an international communications technology company, headquartered in Duluth, Georgia, with major offices in Englewood, Colorado and Tinton Falls, New Jersey. The consolidated financial statements include the accounts of the Company after elimination of intercompany transactions. The consolidated financial statements furnished herein reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the consolidated financial statements for the periods shown. Additionally, certain prior year amounts have been reclassified to conform to the 1999 financial statement presentation. Interim results of operations are not necessarily indicative of results to be expected from a twelve-month period. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the Company's year ended December 31, 1998.

         The Company operates in one business segment, communications, providing a range of customers with hybrid fiber / coax ("HFC") networks and integrative systems, coupled with a full range of products and services to support those networks and systems. This segment accounts for 100% of the consolidated sales, operating profit and identifiable assets of the Company. ANTEC is a leading developer, manufacturer and supplier of optical transmission, construction, rebuild and maintenance equipment for the broadband communications industry. ANTEC provides a broad range of products and services to cable system operators and telecommunication providers. ANTEC supplies almost all of the products required in a broadband communication system, including headend, distribution, drop and in-home subscriber products.

NOTE 2.  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board issued FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. FASB Statement No. 133 is effective for fiscal years beginning June 15, 1999. The Statement will require the Company to disclose certain information regarding derivative financial instruments. The Company does not anticipate that the adoption of FASB Statement No. 133 will have a significant effect on the results of operations or financial position.

NOTE 3.  RESTRUCTURING AND OTHER CHARGES

         In January 1998, ANTEC announced a consolidation plan to be implemented concurrently with the creation of the new President and Chief Operating Officer organization in Atlanta. The Company is in the final stages of consolidating all of its Rolling Meadows, Illinois corporate and administrative functions to either the Atlanta, Georgia or the Englewood, Colorado locations. As part of this consolidation, the two principal facilities located in Atlanta are being consolidated and certain international operating and administrative functions located in Miami and Chicago have also been consolidated in Atlanta. In connection with these consolidations, ANTEC recorded a charge of approximately $10.0 million in the first quarter of 1998. The components of the restructuring charge included approximately $7.6 million related to personnel costs and approximately $2.4 million related to lease termination and other costs. Subsequently, during the fourth quarter of 1998, this charge was reduced by $0.9 million as a result of the ongoing evaluation of the estimated costs associated with these actions. The personnel-related costs included termination costs related to the involuntary termination of approximately 177 employees, primarily related to finance, management information systems, and international operations functions located in Chicago and Miami. Terminated employees were offered separation amounts in accordance with the Company's severance policy and were provided specific separation dates. As of March 31, 1999, 126 of the estimated 177 employees have been terminated. As of March 31, 1999, approximately $2.3 million of the cash costs related to personnel costs and approximately $1.1 million of cash costs related to lease termination

                                ANTEC CORPORATION

                                   (UNAUDITED)

payments and other costs had yet to be expended. The Company anticipates these costs will be incurred during the current year.

NOTE 4.  INVENTORIES

         Inventories consist of the following (in thousands):

                                                                                           March 31,         December 31,
                                                                                             1999                 1998
                                                                                          -----------         ----------
                                                                                          (Unaudited)

Raw material                                                                              $   42,478          $   37,437
Work in process                                                                                7,022              10,496
Finished goods                                                                               119,498             103,055
                                                                                          ----------          ----------
     Total inventories                                                                    $  168,998          $  150,988
                                                                                          ==========          ==========

NOTE 5.  PROPERTY, PLANT AND EQUIPMENT, NET

         Property, plant and equipment, at cost, consists of the following (in thousands):

                                                                                           March 31,        December 31,
                                                                                              1999              1998
                                                                                          -----------       ------------
                                                                                          (Unaudited)
Land                                                                                      $    2,549        $     2,549
Building                                                                                      14,552             14,548
Machinery and equipment                                                                       65,012             60,448
                                                                                          ----------        -----------
                                                                                              82,113             77,545
Less: Accumulated depreciation                                                               (38,158)           (35,933)
                                                                                          ----------        -----------
     Total property, plant and equipment, net                                             $   43,955        $    41,612
                                                                                          ==========        ===========

NOTE 6.  LONG TERM DEBT

         Long term debt consists of the following (in thousands):

                                                                                           March 31,         December 31,
                                                                                              1999                1998
                                                                                          ------------       -------------
                                                                                           (Unaudited)

     Revolving Credit Facility                                                           $    77,000         $   66,000
     4.5% Convertible Subordinated Notes                                                     115,000            115,000
                                                                                         -----------         ----------
          Total long term debt                                                           $   192,000         $  181,000
                                                                                         ===========         ==========

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

         On May 21, 1998, the Company entered into a new secured four-year credit facility ("New Credit Facility") with a group of banks aggregating $85.0 million. The New Credit Facility permits the Company to borrow, on a revolving basis, an amount contingent upon the level of certain eligible assets. The New Credit Facility provides for various interest rate alternatives. The average annual interest rate on borrowings was approximately 6.85% at March 31, 1999. The commitment fee on unused borrowings is approximately 0.5%. The New Credit Facility contains various restrictions and covenants, including limits

                                ANTEC CORPORATION

                                   (UNAUDITED)

on payments to stockholders, interest coverage, and net worth tests. All borrowings under the New Credit Facility are secured by substantially all of the Company's assets. As of March 31, 1999, the Company had approximately $8.0 million of available borrowings under the New Credit Facility.

         In April 1999, the Company amended the New Credit Facility. This amendment increased the existing line from $85.0 million to $120.0 million; $110.0 million of which is currently committed. The New Credit Facility has also been amended to increase the assets eligible for borrowings to be advanced against. None of the other significant terms, including pricing, were changed with the amendment.

NOTE 7. COMPREHENSIVE INCOME (LOSS)

         Total comprehensive income (loss) for the three-month periods ended March 31, 1999 and 1998 was $38.6 million and $(4.6) million, respectively. Comprehensive income decreased approximately $37 thousand during the first quarter of 1999 and increased approximately $31 thousand during the first quarter of 1998.

NOTE 8.  SALES INFORMATION

         As of March 31, 1999, Liberty Media Corporation, which is part of the Liberty Media Group of AT&T whose financial performance is "tracked" by a separate class of AT&T stock, was the beneficial owner of approximately 21.1% of the outstanding ANTEC common stock. This beneficial ownership includes options to acquire an additional 854,341 shares. A significant portion of the Company's revenue was derived from sales to AT&T aggregating approximately $37.9 million and $26.3 million for the quarters ended March 31, 1999 and 1998, respectively.

         The Company sells its products primarily in the United States with its international revenue being generated from Asia Pacific, Europe, Latin America and Canada. The Asia Pacific market includes Australia, New Zealand, China, Hong Kong, Taiwan, India, Indonesia, Japan, Korea, Malaysia, Philippines, Sampan, Singapore and Thailand. The European market includes the United Kingdom, Ireland, France, Italy, Portugal and Spain. International sales for the three months ended March 31, 1999 and 1998 are as follows (in thousands):

                                                     Three Months Ended March 31,
                                                  --------------------------------
                                                        1999              1998
                                                  ---------------    -------------
               INTERNATIONAL REGION                  (Unaudited)       (Unaudited)
           Asia Pacific......................     $       3,994      $      6,084
           Europe............................             3,124             2,412
           Latin America.....................             7,139             6,807
           Canada............................               696               523
                                                  -------------      ------------
                   Total international sales      $      14,953      $     15,826
                                                  =============      ============

Total identifiable international assets were immaterial.

NOTE 9. LANcity TRANSACTION

         During the first quarter of 1999, the Company completed the combination of the Broadband Technology Division of Nortel Networks (LANcity) with Arris Interactive, LLC, a joint venture between ANTEC and Nortel Networks. This combination was effected by the contribution of the LANcity assets and business into Arris Interactive. ANTEC's interest in the joint venture was reduced by 6.25% from 25% to 18.75%, while Nortel's interest was increased from 75.0% to 81.25%. In addition, based on the

                                ANTEC CORPORATION

                                   (UNAUDITED)

achievement of certain revenue goals for LANcity products, up to an additional 6.25% of dilution in ANTEC's interest (to 12.5%) may occur. Nortel, however, has the option to take, in lieu of the additional interest in Arris, up to 2,747,252 shares of ANTEC stock. In order to achieve the full amount of ANTEC shares or the full additional 6.25% ownership interest in Arris Interactive, sales of LANcity products from January 1, 1999 to June 30, 2000 must reach or exceed $300.0 million during such period. The amount of additional Arris interest or ANTEC stock will be prorated on a straight-line basis for sales between $180.0 million and $300.0 million. No additional interest or stock ownership will occur if sales of LANcity products during the eighteen-month period are less than $180.0 million.

         The Company recorded a gain of $60.0 million, net of related expenses, based on an independent valuation of LANcity. The Company has elected to recognize gains or losses on the sale of previously unissued stock of a subsidiary or investee, based on the difference between the carrying amount of the equity interest in the investee immediately before and after the transaction.

NOTE 10.  EARNINGS PER SHARE

         The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations for the periods indicated (in thousands except per share data):

                                                           Three Months Ended
                                                                March 31,
                                                       ----------------------------
                                                           1999           1998
                                                       -------------  -------------
Basic:
    Net income (loss)                                  $      38,615  $      (4,618)
                                                       =============  =============
    Weighted average shares outstanding                       36,085         39,348
                                                       =============  =============
    Basic earnings per share                           $        1.07  $       (0.12)
                                                       =============  =============
Diluted:
    Net income (loss)                                  $      38,615  $      (4,618)
    Add:
      4.5% convertible subordinated notes interest-
         and fees, net of federal income tax effect              887             --
                                                       -------------  -------------
    Total                                                     39,502  $      (4,618)
                                                       =============  =============
    Weighted average shares outstanding                       36,085         39,348
    Net effect of dilutive
       securities:
       Add options / warrants                                  2,263             --


       Add assumed conversion of
        4.5% convertible subordinated notes                    4,792             --
                                                       -------------  -------------
    Total                                                     43,140         39,348
                                                       =============  =============
    Diluted earnings per share                         $        0.92  $      (0.12)
                                                       =============  =============

The effects of the options and warrants were not presented for the three-month period ended March 31, 1998 as the Company incurred a net loss and inclusion of these securities would be antidilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

         Net Sales. Net sales for the first three months of 1999 were $145.3 million as compared to $123.4 million for the first three months of 1998, an increase of 17.7%. This revenue growth reflects increased capital spending by ANTEC's largest customer, AT&T, during the first quarter of 1999 as compared to the same period last year. Sales to AT&T grew from approximately $26.3 million in the quarter ended March 31, 1998 to approximately $37.9 million in the quarter ended March 31, 1999. Additionally, the Company's Cornerstone product sales have grown from $0.9 million in the first quarter of 1998 to $11.0 million during the first quarter of 1999 pushed by the strength of Host Digital Terminal ("HDT") sales. The HDT product provides an interface between the hybrid fiber / coax ("HFC") system and digital telephone switches.

         Gross Profit. Gross profit for the first three months of 1999 was $34.2 million as compared to $32.8 million for the first three months of 1998. Gross profit as a percentage of sales for the first three months of 1999 was 23.6% as compared to 26.6% for the first three months of 1998. The decreased gross profit percentage for the three-month period is a result of product mix; most notable is the increased Cornerstone sales, as previously mentioned, which carried a lower than average gross margin.

         Additionally, the quarter ended March 31, 1999, included $1.2 million in additional gross margin related to intercompany profit in inventory pertaining to transactions with the Tanco joint venture, which provides turnkey construction or upgrading of broadband distribution services. Related to its ownership interest in Tanco, ANTEC defers its portion of this profit, on sales to Tanco, based on its ownership percentage, until the inventory is effectively transferred, by Tanco, to the ultimate customer.

         Selling, General and Administrative ("SG&A") Expenses. SG&A expenses for the first three months of 1999 were $24.9 million compared to $26.8 million for the first three months of 1998. This variance includes the reversal of approximately $1.8 million in over-accrued expenses made during the quarter due to a change in estimated bonuses and a reduction in self-insurance reserves from year end.

         Restructuring. In the first quarter of 1998, ANTEC recorded a restructuring charge of approximately $10.0 million, which was subsequently reduced to $9.1 million in the fourth quarter of 1998 based on the continuing evaluation of these expenses. This charge included the severance, relocation and real estate costs associated with: the consolidation of the Company's Rolling Meadows, Illinois corporate and administrative functions into either the Atlanta, Georgia or the Englewood, Colorado locations; the consolidation of the Company's two principal facilities in Atlanta into one; and the consolidation of certain international operating and administrative functions located in Miami and Chicago into Atlanta. (See Note 3 of the Notes to the Consolidated Financial Statements.)

         Other Charges. The costs incurred to make modifications to previously sold TSX products have been charged against a reserve created in December 1996 when TSX agreed to make these modifications. As of March 31, 1999 this reserve stood at $0.2 million, which is the current estimated cost for the completion of the modifications. Final modifications should be complete during the second quarter of 1999. This reserve was initially established because TSX had agreed to make modifications to a variety of products purchased from TSX over the period from 1993 to 1994. Late in 1996, the customer voiced concerns that these products might prematurely fail. TSX believed the customer's concern was not justified and that it was not obligated to make these modifications under its warranties covering these products. Nevertheless, in order to maintain good relations with a major customer, TSX agreed, in December 1996, at the insistence of the customer, to make these modifications. Having agreed to make these modifications, TSX believed it was legally obligated to make the modifications without further consideration from the customer other than its forbearance. Although the agreement is not in writing, TSX's understanding was that it was obligated to make the requested modifications to the customer's reasonable satisfaction as soon as practicable at no significant cost or inconvenience to the customer. It was contemplated that these modifications would begin promptly and be completed within a few months. However, a general hold on construction imposed by the customer, allowed almost no progress on these modifications during 1997. The

Company has been working with the customer to complete these modifications and, as previously stated it is contemplated that the remaining modifications will be completed during the second quarter of 1999.

         Gain on LANcity Transaction. The transaction was accounted for, in effect, as if it were a gain on the sale of ANTEC's 6.25% interest in Arris Interactive to Nortel. As a result, a pre-tax gain of approximately $60.0 million was recognized during the quarter ended March 31, 1999. Additionally, ANTEC will be the exclusive distributor of LANcity products to domestic cable operators. (See Note 9 of the Notes to the Consolidated Financial Statements)

         Interest Expense. Interest expense for the first three months of 1999 was recorded at $2.9 million as compared to $1.3 million in the first three months of 1998. Interest expense for the quarter ended March 31, 1999 reflects the cost of the increased short-term borrowings coupled with the impact of the issuance of $115.0 million of 4.5% Convertible Subordinated Notes not completed until the second quarter of 1998.

         Other Income and Expense. The results for the quarter ended March 31, 1999 include the impact of approximately $2.2 million of channel fees related to LANcity's first quarter sales. LANcity sales at quarter end were approximately $15.0 million. Beginning in April, all LANcity revenue, pertaining to cable modem and headend products sold into our market, will be recorded by ANTEC. Due to the timing of the completion of this transaction, a channel fee of 15% was earned by ANTEC for sales of LANcity products sold in the first quarter.

         Net Income (Loss). Net income of $38.6 million was recorded for the first three months of 1999 as compared to a net loss of $4.6 million for the first three months of 1998. First quarter results for 1999 include a gain on the LANcity transaction of approximately $60.0 million, whereas, included in the net loss for 1998, was a restructuring charge of approximately $10.0 million.

FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

REORGANIZATION

         In January 1998, ANTEC announced a consolidation plan to be implemented concurrently with the creation of the new President and Chief Operating Officer organization in Atlanta. The Company is in the final stages of consolidating all of its Rolling Meadows, Illinois corporate and administrative functions into either the Atlanta, Georgia or the Englewood, Colorado locations. As part of this consolidation, the two principal facilities located in Atlanta are being consolidated and certain international operating and administrative functions located in Miami and Chicago have been consolidated into Atlanta. In connection with these consolidations, ANTEC recorded a charge of approximately $10.0 million in the first quarter of 1998. The components of the non-recurring charge included approximately $7.6 million related to personnel costs; and approximately $2.4 million related to facilities and other costs. Subsequently, during the fourth quarter of 1998 this charge was reduced by $0.9 million as a result of the ongoing evaluation of the estimated costs associated with these actions. The personnel-related costs included termination costs related to the involuntary termination of approximately 177 employees, primarily related to finance, management information systems, and international operations functions located in Chicago and Miami. Terminated employees were offered separation amounts in accordance with the Company's severance policy and were provided specific separation dates. As of March 31, 1999, 126 of the estimated 177 employees have been terminated. As of March 31, 1999, approximately $2.3 million of the cash costs related to personnel costs and approximately $1.1 million of cash costs related to lease termination payments and other costs had yet to be expended. The Company anticipates these costs will be charged during the current year.

FINANCING

         As of March 31, 1999, the Company had a balance of $77.0 million outstanding under its New Credit Facility and $8.0 million of available borrowings. The average interest rate on its outstanding borrowings was 6.85% at March 31, 1999. The commitment fee on unused borrowings is approximately 0.5%. In April 1999, the Company, with its banks, amended its line of credit. This amendment serves to increase the existing line from $85.0 million to $120.0 million; $110.0 million of which is currently committed. The line has also been amended to increase the assets eligible for borrowings to be advanced against. None of the other significant terms, including pricing, were changed with the amendment.

CAPITAL EXPENDITURES

         The Company's capital expenditures were $5.1 million and $4.1 million in the three months ended March 31, 1999 and 1998, respectively. Except for the Year 2000 project discussed in a separate section of this document, the Company had no significant commitments for capital expenditures at March 31, 1999.

CASH FLOW

         Cash levels have decreased by approximately $4.4 million in the first quarter of 1999 and decreased by $5.8 million during the same period of the prior year. During the quarter ended March 31, 1999 cash used in operating activities was $17.8 million while the Company spent $5.1 million in capital expenditures. Positive cash flows of $18.4 million were provided through financing activities during the first three months of 1999. Cash used in operating activities was $7.3 million during the quarter ended March 31, 1998. During the first quarter of 1998 the Company recorded capital expenditures of $4.1 million while $3.3 million was invested in / advanced to joint ventures. These cash outlays during the first quarter of 1998 were partially offset by the positive cash flows of $8.7 million generated through financing activities at that time.

         Operating activities utilized cash of $17.8 million during the first quarter of 1999. In the first quarter of 1999, the Company recorded an investment of $62.5 million in their Arris joint venture as outlined in the LANcity transaction and based off the joint venture's estimated value at the time of the transaction (See Note 9 of the Notes to the Consolidated Financial Statements). Additionally, increases in accounts receivable and inventories during the quarter ended March 31, 1999 utilized cash of approximately $9.6 million and $18.0 million, respectively. Cash flows used by operating activities were $7.3 million for the three months ended March 31, 1998 with a net loss of $4.6 million being recorded for that period.

         Day's sales outstanding have increased to approximately 84 days at the close of the first quarter of 1999 as compared to approximately 72 days at the end of the first quarter of 1998. This increase was driven by three specific factors. The first is the increased sales volume experienced during the first quarter of 1999 and in particular the large percentage of the quarter's total revenue recorded during the month of March. The second factor is the economic volatility in the international market and the subsequent tightening of bank credit that has resulted in ANTEC offering extended payment terms to credit-worthy international customers. The third factor is the extended terms to Tanco, the Company's 50% joint venture, as a result of the terms of Tanco's turnkey contracts with TCI.

         The increase in current inventory levels during the first three months of 1999 is reflective of the increased revenue and product demands during the quarter. Additionally, part of this increase is being driven by contractual obligations with certain suppliers combined with temporary softness in sales of those same supplied products. It is expected that this trend will reverse and inventory levels will be reduced over the coming months.

         Cash flows used in investing activities were $5.1 million and $7.2 million for the three months ended March 31, 1999 and 1998, respectively. These investment amounts included $5.1 million and $4.1 million spent on capital assets for the first quarter of 1999 and 1998, respectively. Included in the first quarter of 1998 were advances to joint ventures of approximately $3.3 million.

         Cash flows provided by financing activities were $18.4 million and $8.7 million for the three months ended March 31, 1999 and 1998, respectively. Both periods reflect their respective trends in operating and investing activities, as well as significant reductions in cash balances. The first quarter of 1999 was also affected by the exercise of stock options that provided positive cash flows of approximately $7.4 million. Net borrowings under the respective credit facilities were $11.0 million and $8.0 million for the quarters ended March 31, 1999 and 1998, respectively.

         Based upon current levels of operations and anticipated growth, the Company expects that sufficient cash flow will be generated from operations, so that, combined with other financing alternatives available, including bank credit facilities, the Company will be able to meet all of its debt service, capital expenditures and working capital requirements for the immediately foreseeable future.

YEAR 2000 DISCLOSURE

    IMPACT OF YEAR 2000:

         As the millenium approaches, the Company, like most other companies, is preparing for the impact of its arrival on the Company's business, as well as on the businesses of its customers, suppliers, and business partners. The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. With regard to dates after December 31, 1999, computer programs that have time-sensitive software may interpret a date using "00" as the year 1900 rather than the year 2000. The Year 2000 Issue creates potential risks for the Company. The Company has numerous operating components consisting of hardware, software, operating systems, telecommunications applications and database software that, if failure were to occur, would jeopardize the operations of the Company and its ability to conduct normal business activities. The Company may also be exposed to risks from third parties with whom the Company conducts business who fail to adequately address their own Year 2000 Issues.

    STATE OF READINESS:

         The Company has been addressing the Year 2000 Issue since the beginning of 1997 starting with the review of its internal Information Technology ("IT") and non-IT systems and assessing potential exposures. In 1998, the Company began concentrating on a more centralized approach to the Year 2000 Issue and subsequently created a Year 2000 Committee. This Committee is comprised of a cross-functional team from various disciplines throughout the Company. The Committee meets regularly to set milestones, review the process to date, formulate contingency plans and evaluate cost summaries as they relate to the Year 2000 Issue. These periodic reviews are summarized and the results are communicated to the Company' management and to the Board of Directors as requested.

         The Year 2000 Committee outlined and defined the Company's strategy for identifying and managing exposure to mission critical applications due to the change in the millenium. This strategy delineates scope and responsibility, defines a methodology and approach for identifying and assessing risk, develops contingency plans where required, and provides a structure for maintaining the oversight and accountability of the Year 2000 project.

         Based on its assessments, the Company determined that it would be required to modify or replace significant portions of its software and certain hardware to enable those systems to properly utilize and recognize dates beyond December 31, 1999. The Company presently believes that with modifications or replacements of existing software and certain hardware, and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications, replacements and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

         The Company's plan regarding the Year 2000 Issue evolves through four phases: assessment, remediation, testing and implementation. As of March 31, 1999, the Company has completed its assessment of all mission critical systems that could be significantly affected by the Year 2000 Issue. As previously mentioned, based on the review conducted during 1997, it was concluded that a significant portion of the Company's information technology software and certain hardware as they pertain to the Company's distribution efforts, were to be replaced. The Company's assessment further indicated that the software and hardware used in its production and manufacturing systems had limited risk and would require module upgrades to attain compliance. In addition, the Company has reviewed its product lines and has determined that it has no exposure to contingencies related to the Year 2000 Issue for the products it has sold. Also, the Company has gathered information about Year 2000 compliance status of its significant suppliers, subcontractors, and customers and continues to monitor their compliance.

         For its information technology exposures, as of March 31, 1999 the Company is 100% complete on the remediation phase as it pertains to the replacement, reprogramming and modifications to its software and certain hardware. The testing and implementation phases run concurrently for different systems. Testing is currently underway on the information technology software related to the Company's distribution efforts. Implementation of this software is scheduled for June 1999. Implementation and testing of software and hardware modifications used in the Company's production and manufacturing systems has been completed. The Company has scheduled a final intensive review of its production and manufacturing system during the third quarter of 1999. Additionally, the Company's final implementation of system upgrades as they pertain to the Company's telecommunications application will be completed during the second quarter of 1999.

         The Company's primary information technology systems used for manufacturing, production and distribution do not interface directly with any suppliers, customers, subcontractors or business partners. The Company has queried its significant suppliers, subcontractors, customers and business partners as to their state of readiness and compliance to the Year 2000 Issue. To date, the Company is not aware of any external agent with a Year 2000 Issue that could materially impact the Company's results of operations, liquidity, or capital resources. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's operations. The Company, based on its normal interaction with its customers and suppliers and the wide attention the Year 2000 Issue has received, believes that its suppliers and customers will be prepared for the Year 2000 Issue. There can, however, be no assurance that this will be so. The Company continues to solicit written assurances from its major suppliers, customers, and service providers, however, these assurances, if given, may not be enforceable.

    COSTS:

         The Company's total Year 2000 project cost and estimates to complete include the estimated costs and time associated with the impact of third party Year 2000 Issues based on presently available information. The Company utilizes both internal and external resources to reprogram, replace, implement and test the software for the system improvements and Year 2000 modifications. The Company anticipates the final system improvements and testing related to its distribution efforts will be completed during the second quarter of 1999 and that the implementation will commence in June 1999. The total cost of the system improvement and the Year 2000 project is estimated at approximately $6.0 million and is being funded through operating cash flows.

         Of the total $6.0 million project cost, approximately $3.8 million is attributable to the purchase of new software and hardware that is being capitalized. The remaining $2.2 million, which will be expensed as incurred, is not expected to have a material effect on the results of operations. To date, the Company has incurred approximately $4.9 million ($3.5 million capitalized for new systems and $1.4 million expensed as incurred) related to its system improvement and the Year 2000 project related to the Company's distribution efforts.

         Approximately $0.2 million has been expended on modifying all other mission critical information applications. Another $0.2 million is expected to be incurred by the close of the third quarter of 1999 related to the compliance efforts regarding the telecommunications applications and the final code review within the production and manufacturing system environment.

    RISKS:

         The Management of the Company believes it has an effective program in place to resolve the Year 2000 Issue in a timely manner. As previously noted, the Company is in the final stages of compliance on all its mission critical information technology systems. If any of the Company's suppliers or customers do not, or if the Company itself does not, successfully deal with the Year 2000 Issue, the Company could experience delays in receiving or sending goods that would increase its costs and that could cause the Company to lose business and even customers and could subject the Company to claims for damages. Problems with the Year 2000 Issue could also result in delays in the Company invoicing its customers or in the Company receiving payments from them that would affect the Company's liquidity. Problems with the Year 2000 Issue could affect the activities of the Company's customers to the point that their demand for the Company's products is reduced. The severity of these possible problems would depend on the nature of the problem and how quickly it could be corrected or an alternative implemented, which is unknown at this time. In the extreme, such problems could have a significant adverse effect on the Company's operations to the point of ceasing all normal business activities.

         Some risks of the Year 2000 Issue are beyond the control of the Company and its suppliers and customers. For example no preparations or contingency plan will protect the Company from a down turn in economic activity caused by the possible ripple effect throughout the entire economy that could be caused by the problems of others with the Year 2000 Issue.

    CONTINGENCY PLANS:

         The Company is constantly evaluating the need for contingency plans for the Year 2000 Issue. This need is being continuously monitored as the Company acquires more information about the preparations of its suppliers and customers as well as its continued assessment of internal risk factors.

    YEAR 2000 FORWARD LOOKING STATEMENTS:

         The foregoing Year 2000 discussion contains "forward-looking statements" within the meaning defined by the Private Securities Litigation Reform Act of 1995. Such statements, including without limitation, anticipated costs and the dates by which the Company expects to complete certain actions, are based on management's best current estimates, which were derived utilizing numerous assumptions about future events, including the continued availability of certain resources, representations received from third parties and other factors. However, there can be no guarantee that these estimates will be achieved and that actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to,

         - the ability to identify and remediate all relevant IT and non-IT systems,

         -        results of Year 2000 testing,

         - adequate resolution of Year 2000 Issues by businesses and other third parties who are service providers, suppliers or customers of the Company,

         -        unanticipated system costs,

         - the adequacy of and ability to develop and implement contingency plans and similar uncertainties.

The "forward-looking statements" made in the foregoing Year 2000 discussion speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

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

         - unanticipated costs or inefficiencies from the ongoing consolidation of certain activities; o loss of key management, sales or technical employees;

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

         The following discussion of the Company's risk-management activities includes "forward looking statements" that involve risks and uncertainties. Actual results could differ materially from those projected in the forward looking statements.

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

         ANTEC uses an interest rate swap agreement, with large creditworthy financial institutions, to manage its exposure to interest rate changes. The swap involves the exchange of fixed and variable interest rate payments without exchanging the notional principal amount. Payments or receipts on the agreement are recorded as adjustments to interest expense. At March 31, 1999 the Company had an outstanding interest rate swap agreement denominated in dollars, maturing in 2001, with an aggregate notional principal amount of $50.0 million. Under this agreement, the Company receives a floating rate marked to LIBOR and pays a fixed interest rate. The swap effectively changes the Company's payment of interest on $50.0 million of variable rate debt to fixed rate debt.

         The fair value of the interest rate swap agreement represents the estimated receipts or payments that would be made to terminate the agreement. At March 31, 1999, the Company would have paid $1.2 million to terminate the agreement. A 1% decrease in short-term borrowing rates would increase the amount paid to terminate the agreement by approximately $1.1 million.

         The Company is exposed to foreign currency exchange rate risk as a result of sales of its products in various foreign countries and manufacturing operations conducted in Juarez, Mexico. In order to minimize the risks associated with foreign currency fluctuations most sales contracts are issued in U.S. dollars. The Company has previously used foreign currency contracts to hedge the risks associated from foreign currency fluctuations for significant sales contracts. The Company constantly monitors the exchange rate between the U.S. dollar and Mexican peso to determine if any adverse exposure exists relative to its costs of manufacturing. As a result of current market conditions there are currently no material contracts denominated in foreign currencies.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

              10.1         Amended and Restated Limited Liability Company Agreement of Arris Interactive  L.L.C.,  dated
                           March 31, 1999

              10.2         Earnout Share Agreement  between Nortel Networks L.L.C.  and ANTEC  Corporation,  dated March
                           31, 1999

              10.3         Amendment to Products  Distributor  Agreement  between  Arris  Interactive  L.L.C.  and ANTEC
                           Corporation, dated March 31, 1999

              10.4         Amendment to Credit and Guarantee Agreement, dated April 28, 1999


              27.1         Financieal Data Schedule (for SEC use only).

(b)      Reports on Form 8-K

              None



                                   SIGNATURES

         Pursuant to the requirements the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           ANTEC CORPORATION

                                           /s/    LAWRENCE A. MARGOLIS
                                           ------------------------------------
                                           Lawrence A. Margolis
                                           Executive Vice President
                                           (Principal Financial Officer, duly
                                           authorized to sign on behalf of
                                           the registrant)
Dated: May 12, 1999