Form 10-Q
period 1999-06-30
ANTEC CORP
filed 1999-08-16
CIK 908610

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

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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


                                YES   X   NO
                                    -----    -----
         At July 31, 1999, there were 36,512,409 shares of Common Stock, $0.01 par value, of the registrant outstanding.




================================================================================

                                ANTEC CORPORATION
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1999

                                      INDEX

                                                                                                 Page
Part I.  Financial Information
   Item 1.    Financial Statements

              a)  Consolidated Balance Sheets
                    as of June 30, 1999 and December 31, 1998                                    3

              b)  Consolidated Statements of Operations
                   for the Three and Six Months Ended June 30, 1999 and 1998                     4

              c)  Consolidated Statements of Cash Flows
                   for the Six Months Ended June 30, 1999 and 1998                               5

              d)  Notes to the Consolidated Financial Statements                                 6 - 10

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                                11 - 18

   Item 3.    Quantitative and Qualitative Disclosures on Market Risk                            19

Part II. Other Information

   Item 4.    Submission of Matters to a Vote of Security Holders                                20

   Item 6.    Exhibits and Reports on Form 8-K                                                   21

Signatures                                                                                       22


                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                ANTEC CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                  JUNE 30,     DECEMBER 31,
                                                                                    1999           1998
                                                                                -----------    -----------
                                                                                (UNAUDITED)
                                     ASSETS
Current assets:
     Cash and cash equivalents                                                    $  6,234        $  4,436
     Accounts receivable (net of allowance for doubtful accounts
          of $5,591 in 1999 and $4,609 in 1998)                                    147,637         123,959
     Inventories                                                                   180,958         150,988
     Other current assets                                                            8,131           6,089
                                                                                  --------        --------
          Total current assets                                                     342,960         285,472

Property, plant and equipment, net                                                  47,045          41,612
Goodwill (net of accumulated amortization of $44,168 in
    1999 and $41,695 in 1998)                                                      152,309         154,782
Deferred income taxes, net                                                               -          22,591
Investments                                                                         74,243          11,743
Other assets                                                                        19,137          16,445
                                                                                  --------        --------
                                                                                  $635,694        $532,645
                                                                                  ========        ========

                      LIABILITIES AND STOCK HOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                             $ 75,305        $ 57,383
     Accrued compensation, benefits and related taxes                               16,749          19,804
     Other current liabilities                                                      23,759          24,680
                                                                                  --------        --------
          Total current liabilities                                                115,813         101,867

Long-term debt                                                                     210,000         181,000
Deferred income taxes, net                                                           3,209               -
                                                                                  --------        --------
     Total liabilities                                                             329,022         282,867

Stockholders' equity:
     Preferred stock, par value $1.00 per share, 5 million
          shares authorized, none issued and outstanding                                 -               -
     Common stock, par value $0.01 per share, 75 million
     and 50 million shares authorized;
          36.5 million and 35.8 million shares issued
          and outstanding in 1999 and 1998, respectively                               366             358
     Capital in excess of par value                                                219,497         209,193
     Retained earnings                                                              86,807          40,190
     Cumulative translation adjustments                                                  2              37
                                                                                  --------        --------
          Total stockholders' equity                                               306,672         249,778
                                                                                  --------        --------
                                                                                  $635,694        $532,645
                                                                                  ========        ========

         See accompanying notes to the consolidated financial statements

                                ANTEC CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (In thousands, except per share data)




                                                  Three Months Ended           Six Months Ended
                                                       June 30,                    June 30,
                                              -------------------------    ------------------------
                                                 1999            1998         1999          1998
                                              ----------      ---------    ---- -------------------
Net sales                                      $ 196,334      $ 140,704    $ 341,590      $ 264,145
Cost of sales                                    152,350        103,936      263,395        194,550
                                               ---------      ---------    ---------      ---------
Gross profit                                      43,984         36,768       78,195         69,595

Operating expenses:
      Selling, general and administrative         27,081         26,477       51,976         53,246
      Amortization of goodwill                     1,237          1,227        2,473          2,453
      Restructuring charge                          --             --           --           10,000
                                               ---------      ---------    ---------      ---------
          Total operating expenses                28,318         27,704       54,449         65,699

                                               ---------      ---------    ---------      ---------
Operating income                                  15,666          9,064       23,746          3,896


Gain on LANcity transaction                            -              -      (60,000)             -
Interest expense                                   3,185          1,777        6,043          3,107
Other (income) expense, net                         (569)           146       (2,872)           171
                                               ---------      ---------    ---------      ---------
Income before income taxes                        13,050          7,141       80,575            618

Income tax expense                                 5,048          3,492       33,958          1,587
                                               ---------      ---------    ---------      ---------
Net income (loss)                              $   8,002      $   3,649    $  46,617      $    (969)
                                               =========      =========    =========      =========

Net income (loss) per Weighted average
      common and common equivalent shares:
      Basic                                    $    0.22      $    0.10    $    1.29      $   (0.02)
                                               =========      =========    =========      =========
      Diluted                                  $    0.21      $    0.09    $    1.12      $   (0.02)
                                               =========      =========    =========      =========
Weighted average common and Common
      equivalent shares:
      Basic                                       36,416         38,273       36,251         38,809
                                               =========      =========    =========      =========
      Diluted                                     43,189         41,303       43,020         38,809
                                               =========      =========    =========      =========


        See accompanying notes to the consolidated financial statements.

                                ANTEC CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)



                                                                    Six Months Ended
                                                                        June 30,
                                                               --------------------------
                                                                   1999              1998
                                                               ----------        ---------
Operating activities:
     Net income (loss)                                          $  46,617      $    (969)
     Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities:
           Depreciation and amortization                            8,188          7,577
           Deferred income taxes                                   25,800         (3,385)
           LANcity transaction                                    (60,000)          --
           Changes in operating assets and liabilities:
              (Increase) in accounts receivable                   (23,678)       (31,620)
              (Increase) in inventories                           (29,970)       (20,029)
              (Increase) in other assets, net                      (4,604)        (1,182)
              Increase in accounts payable and
                 accrued liabilities                               11,001         29,604
              Increase in other liabilities, net                      410             49
                                                                ---------      ---------
Net cash (used in) operating activities                           (26,236)       (19,955)

Investing activities:
     Purchases of property, plant and equipment                   (11,148)        (6,946)
     Investments in / advances to joint ventures                     --           (3,300)
     Other                                                           --              175
                                                                ---------      ---------
Net cash (used in) investing activities                           (11,148)       (10,071)

Financing activities:
     Borrowings under credit facilities                           111,500         91,000
     Reductions in borrowings under credit facilities             (82,500)      (116,839)
     Issuance of 4.5% convertible subordinated notes                 --          115,000
     Purchase and retirement of common stock                         --          (63,459)
     Deferred financing costs paid                                   (130)        (4,837)
     Proceeds from issuance of common stock                        10,312          2,715
                                                                ---------      ---------
Net cash provided by financing activities                          39,182         23,580
                                                                ---------      ---------
Net increase (decrease) in cash and cash equivalents                1,798         (6,446)
Cash and cash equivalents at beginning of period                    4,436          7,244
                                                                ---------      ---------
Cash and cash equivalents at end of period                      $   6,234      $     798
                                                                =========      =========

Supplemental cash flow information:
     Interest paid during the period                            $   5,423      $   2,132
                                                                =========      =========
     Income taxes paid during the period                        $   2,868      $   2,718
                                                                =========      =========


        See accompanying notes to the consolidated financial statements.

                                ANTEC CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

         ANTEC Corporation ("ANTEC" or herein together with its consolidated subsidiaries called the "Company") is an international communications technology company, headquartered in Duluth, Georgia, with major offices in Englewood, Colorado and Tinton Falls, New Jersey. The consolidated financial statements include the accounts of the Company after elimination of intercompany transactions. The consolidated financial statements furnished herein reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the consolidated financial statements for the periods shown in conformity to generally accepted accounting principles. Additionally, certain prior year amounts have been reclassified to conform to the 1999 financial statement presentation. Interim results of operations are not necessarily indicative of results to be expected from a twelve-month period. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the Company's year ended December 31, 1998.

         The Company operates in one business segment, communications, providing a range of customers with network and system products and services, primarily hybrid fiber / coax ("HFC") networks and systems for the communication industry. This segment accounts for 100% of the consolidated sales, operating profit and identifiable assets of the Company. ANTEC is a leading developer, manufacturer and supplier of optical transmission, construction, rebuild and maintenance equipment for the broadband communications industry. ANTEC provides a broad range of products and services to cable system operators and telecommunication providers. ANTEC supplies almost all of the products required in a broadband communication system, including headend, distribution, drop and in-home subscriber products.

NOTE 2.  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board issued FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. FASB Statement No. 133 was originally to go into effect for fiscal years beginning June 15, 1999. However, on May 19, 1999 the Financial Accounting Standards Board voted to delay its effective date for one year, to fiscal years beginning after June 15, 2000. The Board cited concerns about companies' ability to modify their information systems and educate their managers in time to apply its new derivatives and hedging standard. The Statement will require the Company to disclose certain information regarding derivative financial instruments. The Company does not anticipate that the adoption of FASB Statement No. 133 will have a significant effect on the results of operations or financial position.

NOTE 3.  RESTRUCTURING AND OTHER CHARGES

         In January 1998, ANTEC announced a consolidation plan to be implemented concurrently with the creation of the new President and Chief Operating Officer organization in Georgia. The Company is in the final stages of consolidating all of its Rolling Meadows, Illinois corporate and administrative functions to either the Duluth, Georgia or the Englewood, Colorado locations. As part of this consolidation, the two principal facilities located in Georgia have been consolidated and certain international operating and administrative functions previously located in Miami and Chicago have also been consolidated in Georgia. In connection with these consolidations, ANTEC recorded a charge of approximately $10.0 million in the first quarter of 1998. The components of the restructuring charge included approximately $7.6 million related to personnel costs and approximately $2.4 million related to lease termination and other costs. Subsequently, during the fourth quarter of 1998, this charge was reduced by $0.9 million as a result of the ongoing evaluation of the estimated costs associated with these actions. The personnel-related costs included termination expenses related to the involuntary termination of approximately 177 employees, primarily engaged in finance and management information systems activities as well as international

                                ANTEC CORPORATION

                                   (UNAUDITED)

operational functions located in Chicago and Miami. Terminated employees were offered separation amounts in accordance with the Company's severance policy and were provided specific separation dates. As of June 30, 1999, 128 of the estimated 177 employees have been terminated. As of June 30, 1999, approximately $2.0 million of the cash costs related to personnel costs and approximately $0.5 million of cash costs related to lease termination payments and other costs had yet to be expended. The Company anticipates these costs will be incurred during the remainder of the current year.

NOTE 4.  INVENTORIES

         Inventories consist of the following (in thousands):

                                                                          June 30,      December 31,
                                                                            1999            1998
                                                                       ------------     ------------
                                                                        (Unaudited)
     Raw material                                                       $   50,986        $   37,437
     Work in process                                                        10,040            10,496
     Finished goods                                                        119,932           103,055
                                                                        ----------        ----------
         Total inventories                                              $  180,958        $  150,988
                                                                        ==========        ==========


NOTE 5.  PROPERTY, PLANT AND EQUIPMENT, NET

         Property, plant and equipment, at cost, consists of the following (in thousands):



                                                                          June 30,           December 31,
                                                                            1999                 1998
                                                                       ------------         -------------
                                                                        (Unaudited)
     Land                                                               $    2,549          $    2,549
     Buildings and leasehold improvements                                   14,424              14,548
     Machinery and equipment                                                69,973              60,448
                                                                        ----------          ----------
                                                                            86,946              77,545
     Less: Accumulated depreciation                                        (39,901)            (35,933)
                                                                        ----------          ----------
          Total property, plant and equipment, net                      $   47,045          $   41,612
                                                                        ==========          ==========


NOTE 6.  LONG TERM DEBT

         Long term debt consists of the following (in thousands):

                                                                            June 30,        December 31,
                                                                              1999              1998
                                                                        --------------    --------------
                                                                        (Unaudited)
     Revolving Credit Facility                                          $       95,000    $     66,000
     4.5% Convertible Subordinated Notes                                       115,000         115,000
                                                                        --------------    ------------
          Total long term debt                                          $      210,000    $    181,000
                                                                        ==============    ============


         On May 8, 1998, the Company issued $115.0 million of 4.5% Convertible Subordinated Notes ("Notes") due May 15, 2003 (the "Offering"). The Notes are convertible, at the option of the holder, at any time prior to the close of business on the stated maturity date, into the Company's common stock ("Common Stock") at a conversion price of $24.00 per share. The Notes are redeemable, in whole or in part, at the Company's option, at any time on or after May 15, 2001. If the Notes are redeemed during the twelve-month period commencing May 15, 2001, ANTEC will pay a premium of 1.8% of the principal amount or approximately $2.1 million. If the Notes are redeemed in 2002 or thereafter, ANTEC will pay a premium of 0.9% of the principal amount or approximately $1.0 million.

                                ANTEC CORPORATION

                                   (UNAUDITED)

         On May 21, 1998, the Company entered into a new secured four-year credit facility ("New Credit Facility") with a group of banks aggregating $85.0 million. The New Credit Facility permits the Company to borrow, on a revolving basis, an amount contingent upon the level of certain eligible assets. The New Credit Facility provides for various interest rate alternatives. The average annual interest rate on borrowings was approximately 6.67% at June 30, 1999. The commitment fee on unused borrowings is approximately 0.5%. The New Credit Facility contains various restrictions and covenants, including limits on payments to stockholders, interest coverage, and net worth tests. All borrowings under the New Credit Facility are secured by substantially all of the Company's assets.

         In April 1999, the Company amended the New Credit Facility. This amendment increased the existing line from $85.0 million to $120.0 million; $110.0 million of which is currently committed. The New Credit Facility has also been amended to increase the assets eligible for borrowings to be advanced against. None of the other significant terms, including pricing, were changed with the amendment. As of June 30, 1999, the Company had approximately $15.0 million of available borrowings under the New Credit Facility.

NOTE 7. COMPREHENSIVE INCOME (LOSS)

         Total comprehensive income for the three and six-month periods ended June 30, 1999 was $8.0 million and $46.6 million, respectively. Total comprehensive income (loss) for the three and six-month periods ended June 30, 1998 was $3.6 million and $(1.0) million, respectively. Comprehensive income increased approximately $2 thousand during the second quarter of 1999 and decreased $35 thousand through the six months ended June 30, 1999. Comprehensive income decreased approximately $1 thousand during the second quarter of 1998 and increased by approximately $30 thousand through the first half of 1998.

NOTE 8.  SALES INFORMATION

         As of June 30, 1999, Liberty Media Corporation, which is part of the Liberty Media Group of AT&T whose financial performance is "tracked" by a separate class of AT&T stock, was the beneficial owner of approximately 21.0% of the outstanding ANTEC common stock. This beneficial ownership includes options to acquire an additional 854,341 shares. A significant portion of the Company's revenue was derived from sales to AT&T aggregating approximately $68.8 million and $34.9 million for the quarters ended June 30, 1999 and 1998, respectively. Through the first six months of 1999, revenue generated by sales to AT&T were approximately $106.7 million as compared to the first half of 1998 where sales to AT&T totaled $61.2 million.

         The Company sells its products primarily in the United States. International revenue is being generated primarily from Asia Pacific, Europe, Latin America and Canada. The Asia Pacific market includes Australia, New Zealand, China, Hong Kong, Taiwan, India, Indonesia, Japan, Korea, Malaysia, Philippines, Sampan, Singapore and Thailand. The European market includes the United Kingdom, Ireland, France, Italy, Portugal and Spain. International sales for the three and six month periods ended June 30, 1999 and 1998, respectively, are as follows (in thousands):

                                ANTEC CORPORATION

                                   (UNAUDITED)


                                                   Three Months Ended                  Six Months Ended
                                                        June 30,                           June 30,
                                              -----------------------------     --------------------------------
                                                  1999              1998             1999            1998
                                              -------------    ------------     -------------     --------------
INTERNATIONAL REGION
      Asia Pacific.......................     $       3,037    $       4,242    $       7,010     $       10,326
      Europe.............................             4,375            3,435            7,499              5,847
      Latin America......................             5,759            6,924           12,899             13,731
      Canada.............................               755              890            1,451              1,413
                                              -------------    ------------     -------------     --------------
              Total international sales       $      13,926    $      15,491         $ 28,859     $       31,317
                                              =============    =============    =============     ==============

Total identifiable international assets were immaterial.

NOTE 9. LANCITY TRANSACTION

         During the first quarter of 1999, the Company completed the combination of the Broadband Technology Division of Nortel Networks (LANcity) with Arris Interactive, LLC, a joint venture between ANTEC and Nortel Networks. This combination was effected by the contribution of the LANcity assets and business into Arris Interactive. ANTEC's interest in the joint venture was reduced by 6.25% from 25% to 18.75%, while Nortel's interest was increased from 75.0% to 81.25%. In addition, based on the achievement of certain revenue goals for LANcity products, up to an additional 6.25% of dilution in ANTEC's interest (to 12.5%) may occur. Nortel, however, has the option to take, in lieu of the additional interest in Arris, up to 2,747,252 shares of ANTEC stock. In order to achieve the full amount of ANTEC shares or the full additional 6.25% ownership interest in Arris Interactive, sales of LANcity products from January 1, 1999 to June 30, 2000 must reach or exceed $300.0 million during such period. The amount of additional Arris interest or ANTEC stock will be prorated on a straight-line basis for sales between $180.0 million and $300.0 million. No additional interest or stock ownership will occur if sales of LANcity products during the eighteen-month period are less than $180.0 million. Through the six months ended June 30, 1999, total LANcity product sales were approximately $66.6 million.

         The Company recorded a gain of $60.0 million, net of related expenses, based on an independent valuation of LANcity. The Company has elected to recognize gains or losses on the sale of previously unissued stock of a subsidiary or investee based on the difference between the carrying amount of the equity interest in the investee immediately before and after the transaction.

                                ANTEC CORPORATION

          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

NOTE 10.  EARNINGS PER SHARE

         The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations for the periods indicated (in thousands except per share data):



                                                   Three Months Ended    Six Months Ended
                                                        June 30,             June 30,
                                                  -------------------   -------------------
                                                    1999        1998      1999       1998
                                                  --------   --------   --------   --------
Basic:
    Net income (loss)                             $  8,002   $  3,649   $ 46,617   $   (969)
                                                  ========   ========   ========   ========

    Weighted average shares outstanding             36,416     38,273     36,251     38,809
                                                  ========   ========   ========   ========

    Basic earnings per share                      $   0.22   $   0.10   $   1.29   $  (0.02)
                                                  ========   ========   ========   ========


Diluted:
    Net income (loss)                             $  8,002   $  3,649   $ 46,617   $   (969)
    Add:
      4.5% convertible subordinated notes
      interest and fees, net of federal income
      tax effect                                       887          -      1,774          -
                                                  --------   --------   --------   --------
    Total                                         $  8,889   $  3,649   $ 48,391   $   (969)
                                                  ========   ========   ========   ========

    Weighted average shares outstanding             36,416     38,273     36,251     38,809
    Net effect of dilutive securities:
      Add options / warrants                         1,981      3,030      1,977          -

      Add assumed conversion of
          4.5 % convertible subordinated notes       4,792          -      4,792          -
                                                  --------   --------   --------   --------
    Total                                           43,189     41,303     43,020     38,809
                                                  ========   ========   ========   ========

    Diluted earnings per share                    $   0.21   $   0.09   $   1.12   $  (0.02)
                                                  ========   ========   ========   ========

The 4.5% Convertible Subordinated Notes were antidilutive for the three and six month periods ended June 30, 1998. The effects of the options and warrants were not presented for the six months ended June 30, 1998 as the Company incurred a net loss and inclusion of these securities would be antidilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND
1998

         Net Sales. Net sales for the three and six-month periods ended June 30, 1999 were $196.3 million and $341.6 million, respectively as compared to $140.7 million and $264.1 million for the same periods in 1998. Revenue for the second quarter of 1999 established a new record for the Company and marked an increase of approximately 39.5% over the second quarter of 1998 and was up sequentially 35.2% as compared to the first quarter of 1999. This revenue growth is a result of several factors. The Company's Cornerstone voice and data product sales have grown from $9.6 million in the second quarter of 1998 to $45.2 million during the second quarter of 1999. Through six months, Cornerstone's voice and data volume has increased approximately 423% from $12.7 million recorded through June 30, 1998 to $66.3 million at the close of the first half of 1999. Cornerstone's volume growth has been pushed by the strength of Host Digital Terminal ("HDT") sales. The HDT product provides an interface between the hybrid fiber / coax ("HFC") system and digital telephone switches. Additionally, the introduction of revenue from LANcity cable product sales, Cornerstone "data", was included in the results for the second quarter of 1999.

         The remaining balance of the revenue increase for the three and six months ended June 30, 1999 as compared to the same periods last year, stems from substantial revenue growth across the Company's various product offerings. Exclusive of the Cornerstone voice and data revenue growth as previously noted, combined sales for the remaining product lines increased approximately $20.0 million and $23.8 million for the three and six month periods, respectively. The major areas of growth include the Company's repeater and fiber product lines, which experienced combined increases of approximately $2.7 million and $3.4 million over the three and six month periods ended June 30, 1999 as compared to the same periods last year. The Company's optronics business, particularly the headend and node product lines, have helped to increase revenues approximately $8.5 million and $10.3 million for the three and six month periods ended June 30, 1999 as compared to the same periods last year. The Company's Telewire products have also experienced an increase of approximately $11.6 million and $13.2 million over the three and six month periods as compared to the same periods last year.

         Sales to ANTEC's largest customer, AT&T, reached approximately $68.8 million during the second quarter of 1999 or 35.0% of the quarterly volume as compared to the same period last year when sales to AT&T were $34.9 million or 24.8% of the volume for the quarter. Year to date, sales to AT&T grew to $106.7 million in 1999 as compared to $61.2 million recorded for the same period last year. Sales to AT&T have grown approximately 74.3% when comparing the first six months of 1999 to the first half of 1998.

         Gross Profit. Gross profit for the three and six-month periods ended June 30, 1999 were $44.0 million and $78.2 million, respectively, as compared to $36.8 million and $69.6 million for the same periods in 1998. Gross profit, as a percentage of sales, for the three and six-month periods ended June 30, 1999 was 22.4% and 22.9%, respectively, as compared to 26.1% and 26.3% for the same periods in 1998. Although the sales volume has increased, the Company's gross margin percentage has slipped slightly during the current year. The decreased gross profit percentage for the three and six-month periods is a direct result of the increased Cornerstone sales, as previously mentioned, which carried a lower than average gross margin as do the LANcity product sales. ANTEC has exclusive domestic distribution rights for both the Cornerstone and LANcity products to the cable MSO's. This agreement affords ANTEC distribution type margins traditionally in the 15% range. Additionally, manufacturing inefficiencies associated with new product introductions during 1999 had an adverse effect on margins. As the factories become more familiar with the procedures necessary to manufacture these new products, this trend is expected to reverse and the respective gross profit margins on these products are expected to improve.

         Additionally, the Company recognized $0.9 million and $2.1 million in additional gross margin related to intercompany profit in inventory pertaining to sales of the Company's products to the Tanco joint venture for the three and six-month periods ended June 30, 1999. This venture provided turnkey construction or upgrading of broadband distribution services. ANTEC deferred its ownership portion of this profit on sales to Tanco until Tanco effectively transferred the inventory to the ultimate customer. The Tanco joint venture is currently in the final stages of dissolution as all remaining contracts relating to the venture have been terminated by AT&T/TCI. Consequently, there will no longer be any deferral of intercompany profit in inventory pertaining to transactions with the venture. The termination of these contracts and the dissolution of the venture are not expected to have any material adverse effect on the Company or its product sales to AT&T/TCI.

         Selling, General and Administrative ("SG&A") Expenses. SG&A expenses for the three and six-month periods ended June 30, 1999 were $27.1 million and $52.0 million, respectively, as compared to $26.5 million and $53.2 million for the same periods in 1998. The six month positive spending variance includes the reversal of approximately $1.8 million in over-accrued expenses made during the first quarter of 1999 due to a change in estimated bonuses and a reduction in self-insurance reserves from year end. SG&A expenses have increased during the second quarter and six months of 1999 as compared to the prior year primarily as a result of the increased spending for the Cornerstone products sales marketing and support.

         Restructuring. In the first quarter of 1998, ANTEC recorded a restructuring charge of approximately $10.0 million, which was subsequently reduced to $9.1 million in the fourth quarter of 1998 based on the continuing evaluation of these expenses. This charge included the severance, relocation and real estate costs associated with: the consolidation of the Company's Rolling Meadows, Illinois corporate and administrative functions into either the Duluth, Georgia or the Englewood, Colorado locations; the consolidation of the Company's two principal facilities in Georgia into one; and the consolidation of certain international operating and administrative functions located in Miami and Chicago into Georgia. (See Note 3 of the Notes to the Consolidated Financial Statements.)

         Other Charges. The costs incurred to make modifications to previously sold TSX products have been charged against a reserve created in December 1996, initially $1.6 million, when TSX agreed to make these modifications. These charges were $0.2 million and $0.4 million in the three and six-month periods ended June 30, 1999. As of June 30, 1999 the final modifications were completed and this reserve balance stood at zero.

         Gain on LANcity Transaction. The transaction was accounted for, in effect, as if it were a gain on the sale of ANTEC's 6.25% interest in Arris Interactive to Nortel in exchange for 12.5% of LANcity. As a result, a pre-tax gain of approximately $60.0 million was recognized during the quarter ended March 31, 1999. Additionally, ANTEC has become the exclusive distributor of LANcity products to domestic cable operators. (See Note 9 of the Notes to the Consolidated Financial Statements.)

         Interest Expense. Interest expense for the three and six-month periods ended June 30, 1999 was recorded at $3.2 million and $6.0 million, respectively, as compared to $1.8 million and $3.1 million recorded for the same periods during 1998. Interest expense for 1999 reflects the cost of the increased short-term borrowings coupled with the impact of the issuance of $115.0 million of 4.5% Convertible Subordinated Notes completed during the second quarter of 1998.

         The three and six-month periods ended June 30, 1998 also include the impact of the repurchase of 4.4 million shares of the Company's common stock from Anixter International, Inc. for $63.5 million. Additionally, interest expense for 1998 includes the write-off of the remaining deferred financing fees related to the Company's previous credit facility paid down in May 1998.

         Other Income and Expense. The results for the six-month period ended June 30, 1999 include the impact of approximately $2.2 million of channel fees recorded related to LANcity's first quarter sales to domestic cable companies. Beginning in April, all LANcity revenue, pertaining to cable modem and headend products sold into the Company's market, were recorded by ANTEC. Due to the timing of the completion of this transaction, a channel fee of 15% was earned by ANTEC for sales of LANcity products sold in the first quarter of 1999.

         Net Income (Loss). Net income (loss) for the three and six-month periods ended June 30, 1999 was $8.0 million and $46.6 million, respectively, as compared to $3.6 million and a loss of ($1.0) million for the same periods during 1998. The first half of 1999 includes the gain on the LANcity transaction of approximately $60.0 million, whereas, included in the net loss for 1998, was a restructuring charge of approximately $10.0 million. Additionally, the strong revenue volume helped strengthen net income during 1999 given that gross margin, as a percentage of sales, was down and expenses remained relatively flat.

FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

REORGANIZATION

         In January 1998, ANTEC announced a consolidation plan to be implemented concurrently with the creation of the new President and Chief Operating Officer organization in Georgia. The Company is in the final stages of consolidating all of its Rolling Meadows, Illinois corporate and administrative functions into either the Duluth, Georgia or the Englewood, Colorado locations. As part of this consolidation, the two principal facilities located in Georgia have been consolidated and certain international operating and administrative functions located in Miami and Chicago have also been consolidated in Georgia. In connection with these consolidations, ANTEC recorded a charge of approximately $10.0 million in the first quarter of 1998. The components of the non-recurring charge included approximately $7.6 million related to personnel costs and approximately $2.4 million related to facilities and other costs. Subsequently, during the fourth quarter of 1998 this charge was reduced by $0.9 million as a result of the ongoing evaluation of the estimated costs associated with these actions. The personnel-related costs included termination costs related to the involuntary termination of approximately 177 employees, primarily related to finance, management information systems, and international operations functions located in Chicago and Miami. Terminated employees were offered separation amounts in accordance with the Company's severance policy and were provided specific separation dates. As of June 30, 1999, 128 of the estimated 177 employees have been terminated. As of June 30, 1999, approximately $2.0 million of the cash costs related to personnel costs and approximately $0.5 million of cash costs related to lease termination payments and other costs had yet to be expended. The Company anticipates these costs will be charged during the remainder of the current year.

FINANCING

         As of June 30, 1999, the Company had a balance of $95.0 million outstanding under its Credit Facility and $15.0 million of available borrowings. The average interest rate on its outstanding borrowings was 6.67% at June 30, 1999. The commitment fee on unused borrowings is approximately 0.5%. In April 1999, the Company, with its banks, amended its line of credit. This amendment increased the existing line from $85.0 million to $120.0 million; $110.0 million of which is currently committed. The line has also been amended to increase the assets eligible for borrowings to be advanced against. None of the other significant terms, including pricing, were changed in the amendment.

CAPITAL EXPENDITURES

         The Company's capital expenditures were $11.1 million and $6.9 million for the six months ended June 30, 1999 and 1998, respectively. Except for the Year 2000 project discussed in a separate section of this document, the Company had no significant commitments for capital expenditures at June 30, 1999.

CASH FLOW

         Cash levels have increased by approximately $1.8 million in the first half of 1999 and decreased by $6.4 million during the same period last year. Through the six months ended June 30, 1999 cash used in operating activities was $26.2 million while the Company spent $11.1 million in capital expenditures. Positive cash flows of $39.2 million were provided through financing activities during the first six months of 1999. Cash used in operating activities was $20.0 million during the six months ended June 30, 1998. During the first half of 1998, the Company recorded capital expenditures of $6.9 million while $3.3 million was invested in / advanced to joint ventures. These cash outlays during 1998 were partially offset by the positive cash flows of $23.6 million generated through financing activities at that time.

         Operating activities utilized cash of $26.2 million, which is reflective of the increased working capital levels required by the increased sales volume during the period ended June 30, 1999. In the first quarter of 1999, the Company recorded an investment of $62.5 million in its Arris joint venture based on the joint venture's estimated value at the time of the transaction (See Note 9 of the Notes to the Consolidated Financial Statements). Additionally, increases in accounts receivable and inventories during the period ended June 30, 1999 utilized cash of approximately $23.7 million and $30.0 million, respectively. An increase in accounts payable and accrued liabilities provided approximately $11.0 million through June 30, 1999. Cash flows used by operating activities were $20.0 million for the six months ended June 30,1998. Increases in receivables and inventories utilized cash of approximately $31.6 million and $20.0 million respectively. An increase in accounts payable and accrued liabilities during this same period in 1998 provided positive cash flow of $29.6 million.

         Day's sales outstanding have decreased to approximately 68 days at the close of June 30, 1999 as compared to approximately 77 days at the end of the first half of 1998. This marked decrease in day's sales outstanding is consistent with the surge in sales volume during 1999 and specifically during the second quarter.

         The increase in current inventory levels during the six months of 1999 is reflective of the increased revenue and product demands during that period. Additionally, part of this increase is being driven by contractual obligations with certain suppliers combined with temporary softness in sales of those same supplied products. It is expected that this trend will reverse and inventory levels will be reduced over the coming months. Despite the respective increases in inventory levels, inventory turns have remained fairly stable at 3.0 times and 3.1 times for the six months ended June 30, 1999 and 1998, respectively.

         Cash flows used in investing activities were $11.1 million and $10.1 million for the six months ended June 30, 1999 and 1998, respectively. The $11.1 million relates to expenditures for capital assets during 1999 while the 1998 investing activities consisted of $6.9 million spent on capital assets and $3.3 million invested in / advanced to joint ventures.

         Cash flows provided by financing activities were $39.2 million and $23.6 million for the six months ended June 30, 1999 and 1998, respectively. Both periods reflect their respective trends in operating and investing activities. The first half of 1999 was also affected by the exercise of stock options that provided positive cash flows of approximately $10.3 million as compared to $2.7 million through June 30, 1998. Net borrowings under the credit facility were $29.0 million for the six months ended June 30, 1999. The most significant financing activities which occurred during the six months ended June 30, 1998 included the impact of the issuance of $115.0 million of 4.5% Convertible Subordinated Notes and the repurchase of 4.4 million shares of Common Stock from Anixter International, Inc. for approximately $63.5 million.

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

YEAR 2000 DISCLOSURE

    IMPACT OF YEAR 2000:

         As the millenium approaches, the Company, like most other companies, has been preparing for the impact of its arrival on the Company's business, as well as on the businesses of its customers, suppliers, and business partners. The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. With regard to dates after December 31, 1999, computer programs that have time-sensitive software may interpret a date using "00" as the year 1900 rather than the year 2000. The Year 2000 Issue creates potential risks for the Company. The Company has numerous operating components consisting of hardware, software, operating systems, telecommunications applications and database software that, if failure were to occur, would jeopardize the operations of the Company and its ability to conduct normal business activities. The Company may also be exposed to risks from third parties with whom the Company conducts business who fail to adequately address their own Year 2000 Issues.

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

         The Company's plan regarding the Year 2000 Issue evolves through four phases: assessment, remediation, testing and implementation. The Company had completed its assessment of all mission critical systems that could be significantly affected by the Year 2000 Issue by the end of the first quarter of 1999. As previously mentioned, based on the review conducted during 1997, it was concluded that a significant portion of the Company's information technology software and certain hardware as they pertain to the Company's distribution efforts, were to be replaced. The Company's assessment further indicated that the software and hardware used in its production and manufacturing systems had limited risk and would require module upgrades to attain compliance. In addition, the Company has reviewed its product lines and has determined that it has no exposure to contingencies related to the Year 2000 Issue for the products it has sold. Also, the Company has gathered information about Year 2000 compliance status of its significant suppliers, subcontractors, and customers and continues to monitor their compliance.

         For its information technology exposures, the Company was 100% complete on the remediation phase pertaining to the replacement, reprogramming and modifications to its software and certain hardware by the close of the first quarter of 1999. The testing and implementation phases run concurrently for different systems. Testing on the information technology software related to the Company's distribution efforts was completed during the second quarter of 1999. Implementation of this software took place on July 6, 1999. As with any new implementation, the Company continues to monitor the performance and success of the new system through the testing and generation of reports using live data. At the close of the first quarter of 1999, the implementation and testing of software and hardware modifications used in the Company's production and manufacturing systems had been completed. The Company has scheduled a final intensive review of its production and manufacturing system during the third quarter of 1999. Additionally, the Company's final implementation of system upgrades, as they pertain to the Company's telecommunications application, was completed during the second quarter of 1999.

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

    COSTS:

         The Company's total Year 2000 project cost and estimates to complete include the estimated costs and time associated with the impact of third party Year 2000 Issues based on presently available information. The Company utilizes both internal and external resources to reprogram, replace, implement and test the software for the system improvements and Year 2000 modifications. The Company's final system improvements and testing related to its distribution efforts were completed during the second quarter of 1999 and the implementation took place in July 1999. The Company plans to closely monitor and test the performance of the new system. The total cost of the system improvement and the Year 2000 project was originally estimated at approximately $6.0 million to be funded through operating cash flows. Of the total $6.0 million estimated for the project cost, approximately $3.8 million was attributable to the purchase of new software and hardware that is being capitalized. The remaining $2.2 million, which is being expensed as incurred, has not had a material effect on the results of operations.

         To date, the Company has already incurred approximately $6.2 million ($4.3 million capitalized for new systems and $1.9 million expensed as incurred) related to its system improvement and the Year 2000 project related to the Company's distribution efforts. Currently, the Company estimates that approximately $0.5 million additional dollars will be spent on consulting efforts through the month of August 1999, to be added to the $6.2 million already accumulated regarding this implementation.

         Approximately $0.2 million has been expended on modifying all other mission critical information applications. Another $0.2 million is expected to be incurred by the close of the third quarter of 1999 related to the compliance efforts regarding the telecommunications applications and the final code review within the production and manufacturing system environment. As a result, the Company's current estimate of the aggregate cost expenditure is $7.1 million.

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

    YEAR 2000 FORWARD LOOKING STATEMENTS:

         The foregoing Year 2000 discussion contains "forward-looking statements" within the meaning defined by the Private Securities Litigation Reform Act of 1995. Such statements, including without limitation, anticipated costs and the dates by which the Company expects to complete certain actions, are based on management's best current estimates, which were derived utilizing numerous assumptions about future events, including the continued availability of certain resources, representations received from third parties and other factors. However, there can be no guarantee that these estimates will be achieved and that actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to,

         - the ability to identify and remediate all relevant IT and non-IT systems,
         -        results of Year 2000 testing,
         - adequate resolution of Year 2000 Issues by businesses and other third parties who are service providers, suppliers or customers of the Company,
         - unanticipated system costs, the adequacy of and ability to develop and implement contingency plans and similar uncertainties.

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

         - decisions, by the Company's larger customers, to cancel contracts or orders as they are entitled to do or not enter into new contracts or orders with the Company because of dissatisfaction, technological or competitive changes, changes in control or other reasons; and

         - the Company's inability, as a result of the Company's relative experience, to deliver construction services within anticipated costs and time frames that could cause loss of business, operating losses and damage claims.

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

         ANTEC uses an interest rate swap agreement, with large creditworthy financial institutions, to manage its exposure to interest rate changes. The swap involves the exchange of fixed and variable interest rate payments without exchanging the notional principal amount. Payments or receipts on the agreement are recorded as adjustments to interest expense. At June 30, 1999 the Company had an outstanding interest rate swap agreement denominated in dollars, maturing in 2001, with an aggregate notional principal amount of $50.0 million. Under this agreement, the Company receives a floating rate marked to LIBOR and pays a fixed interest rate. The swap effectively changes the Company's payment of interest on $50.0 million of variable rate debt to fixed rate debt.

         The fair value of the interest rate swap agreement represents the estimated receipts or payments that would be made to terminate the agreement. At June 30, 1999, the Company would have paid $1.2 million to terminate the agreement. A 1% decrease in short-term borrowing rates would increase the amount paid to terminate the agreement by approximately $1.1 million.

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

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual Meeting of Stockholders of ANTEC Corporation held May 6, 1999:

         An election of ten Directors was held and the shares so present were voted as follows for the election of each of the following:



                                                                  Number of         Number of
                                                                    Shares            Shares
                                                                  Voted For          Withheld
                                                                 -------------     -------------

                               J. A. Ian Craig                     31,717,873         2,108,509
                                                                 -------------     -------------
                               Rod F. Dammeyer                     31,717,303         2,109,079
                                                                 -------------     -------------
                               John M. Egan                        31,718,736         2,107,646
                                                                 -------------     -------------
                               James L. Faust                      31,719,491         2,106,891
                                                                 -------------     -------------
                               William H. Lambert                  31,719,040         2,107,342
                                                                 -------------     -------------
                               John R. Petty                       31,719,608         2,106,774
                                                                 -------------     -------------
                               William T. Schleyer                 31,718,003         2,108,379
                                                                 -------------     -------------
                               Samuel K. Skinner                   31,716,803         2,109,579
                                                                 -------------     -------------
                               Robert J. Stanzione                 31,720,095         2,106,287
                                                                 -------------     -------------
                               Bruce Van Wagner                    31,713,058         2,113,324
                                                                 -------------     -------------


         A proposal was made and adopted to increase the number of shares of Common Stock that may be issued pursuant to the Company's Employee Stock Purchase Plan from 300,000 shares to 800,000 shares, and the shares so present were voted as follows:



                                                                  Number of          Number of          Number of
                                                                    Shares          Shares Voted         Shares
                                                                  Voted For           Against           Withheld
                                                                 -------------     ---------------    --------------


               Approval of amendment Employee Stock
               Purchase Plan increasing the number
               of shares of Common Stock which may be issued
               pursuant to that plan from 300,000 shares to
               800,000 shares                                     31,566,122         2,232,179           28,081
                                                                 -------------     ---------------    --------------


         A proposal was made and adopted to increase the number of authorized shares of Common Stock from 50,000,000 shares to 75,000,000 shares, and the shares so present were voted as follows:


                                                                  Number of          Number of          Number of
                                                                    Shares          Shares Voted         Shares
                                                                  Voted For           Against           Withheld
                                                                 -------------     ---------------    --------------
                Approval of amendment to the
                Company's Certificate of Incorporation
                to increase the number of authorized
                shares of Common Stock from 50,000,000
                shares to 75,000,000 shares                       33,292,794             510,297            23,291
                                                                 -------------     ---------------    --------------


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  3.1(b) Amendment of June 16, 1999 to Restated Certificate of Incorporation

                  10.31(a) Amended and Restated Employment Agreement, dated
                           April 29, 1999, with John Egan

                  10.31(b) Consulting Agreement, dated April 29, 1999, with John
                           Egan

                  10.31(c) Supplemental Executive Retirement Plan for John
                           Egan

                  10.32 Amended and Restated Employment Agreement, dated April 29, 1999, with Robert Stanzione

                  10.33 Amended and Restated Employment Agreement, dated April 29, 1999, with Lawrence Margolis

                   27.1    Financial Data Schedules (for SEC use only)

         (b)      Reports on Form 8-K

                  None

                                   SIGNATURES

         Pursuant to the requirements the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ANTEC CORPORATION

                                          /s/ LAWRENCE A. MARGOLIS
                                          --------------------------------------
                                          Lawrence A. Margolis
                                          Executive Vice President
                                          (Principal Financial Officer, duly
                                          authorized to sign on behalf of
                                          the registrant)
Dated: August 16, 1999