Form 10-Q
period 1999-09-30
ANTEC CORP
filed 1999-11-15
CIK 908610

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

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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


                                YES [X]  NO [ ]

            At October 31, 1999, there were 36,714,617 shares of Common Stock, $0.01 par value, of the registrant outstanding.

================================================================================

                                ANTEC CORPORATION
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                      INDEX

                                                                                                          Page
Part I.     Financial Information

   Item 1.       Financial Statements

                 a)  Consolidated Balance Sheets
                     as of September 30, 1999 and December 31, 1998                                       3

                 b)  Consolidated Statements of Operations
                     for the Three and Nine Months Ended September 30, 1999 and 1998                      4

                 c)  Consolidated Statements of Cash Flows
                     for the Nine Months Ended September 30, 1999 and 1998                                5

                 d)  Notes to the Consolidated Financial Statements                                       6  - 10

   Item 2.       Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                                      11 - 19

   Item 3.       Quantitative and Qualitative Disclosures on Market Risk                                  20

Part II.    Other Information

   Item 6.       Exhibits and Reports on Form 8-K                                                         21

Signatures                                                                                                22

                          PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                                ANTEC CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)




                                                                                          SEPTEMBER 30,      DECEMBER 31,
                                                                                              1999               1998
                                                                                          -------------     --------------
                                                                                           (UNAUDITED)
                                          ASSETS
Current assets:
       Cash and cash equivalents                                                          $       7,972     $        4,436
       Accounts receivable (net of allowance for doubtful accounts of $7,566 in 1999
             and $4,609 in 1998)                                                                180,343            123,959
       Inventories                                                                              180,423            150,988
       Other current assets                                                                       9,907              6,089
                                                                                          -------------     --------------
             Total current assets                                                               378,645            285,472

Property, plant and equipment, net of accumulated depreciation                                   48,434             41,612
Goodwill (net of accumulated amortization of $45,404 in 1999 and $41,695 in
       1998)                                                                                    151,073            154,782
Deferred income taxes, net of deferred income tax liabilities                                        --             22,591
Investments                                                                                      71,369             11,743
Other assets                                                                                     23,478             16,445
                                                                                          -------------     --------------
                                                                                          $     672,999     $      532,645
                                                                                          =============     ==============

                             LIABILITIES AND STOCK HOLDERS' EQUITY
Current liabilities:
       Accounts payable                                                                   $     112,171     $       57,383
       Accrued compensation, benefits and related taxes                                          19,623             19,804
       Other current liabilities                                                                 29,837             24,680
                                                                                          -------------     --------------
             Total current liabilities                                                          161,631            101,867

Long-term debt                                                                                  188,500            181,000
Deferred income taxes, net of deferred income tax assets                                          3,209                 --
                                                                                          -------------     --------------
       Total liabilities                                                                        353,340            282,867

Stockholders' equity:
       Preferred stock, par value $1.00 per share, 5.0 million
             shares authorized, none issued and outstanding                                          --                 --

       Common stock, par value $0.01 per share, 75.0 million and 50.0 million shares authorized; 36.7 million and 35.8 million shares issued and outstanding in 1999 and 1998, respectively
                                                                                                    368                358
       Capital in excess of par value                                                           221,708            209,193
       Retained earnings                                                                         97,583             40,190
       Cumulative translation adjustments                                                            --                 37
                                                                                          -------------     --------------
             Total stockholders' equity                                                         319,659            249,778
                                                                                          -------------     --------------
                                                                                          $     672,999     $      532,645
                                                                                          =============     ==============


         See accompanying notes to the consolidated financial statements

                                ANTEC CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (In thousands, except per share data)




                                                      Three Months Ended            Nine Months Ended
                                                         September 30,                  September 30,
                                                  ---------------------------------------------------------
                                                     1999            1998            1999            1998
                                                  ---------       ---------       ---------       ---------
Net sales                                         $ 237,216       $ 150,336       $ 578,806       $ 414,481
Cost of sales                                       187,191         111,555         450,586         306,105
                                                  ---------       ---------       ---------       ---------
Gross profit                                         50,025          38,781         128,220         108,376
Operating expenses:
        Selling, general and administrative,
           and research and development              28,477          25,904          80,453          79,150
        Amortization of goodwill                      1,236           1,230           3,709           3,683
        Restructuring charge                             --              --              --          10,000
                                                  ---------       ---------       ---------       ---------
            Total operating expenses                 29,713          27,134          84,162          92,833

                                                  ---------       ---------       ---------       ---------
Operating income                                     20,312          11,647          44,058          15,543

Gain on LANcity transaction                              --              --         (60,000)             --
Interest expense                                      3,340           3,422           9,383           6,529
Other (income) expense, net                            (387)           (702)         (3,259)           (531)
                                                  ---------       ---------       ---------       ---------
Income before income taxes                           17,359           8,927          97,934           9,545
Income tax expense                                    6,583           3,948          40,541           5,535
                                                  =========       =========       =========       =========
Net income                                        $  10,776       $   4,979       $  57,393       $   4,010
                                                  =========       =========       =========       =========

Net income per
        weighted average common
        and common equivalent share:
        Basic                                     $    0.29       $    0.14       $    1.58       $    0.11
                                                  =========       =========       =========       =========
        Diluted                                   $    0.27       $    0.13       $    1.38       $    0.10
                                                  =========       =========       =========       =========
Weighted average common and
        common equivalent shares:
        Basic                                        36,603          35,513          36,370          37,699
                                                  =========       =========       =========       =========
        Diluted                                      43,907          38,477          43,401          40,439
                                                  =========       =========       =========       =========

        See accompanying notes to the consolidated financial statements.

                                ANTEC CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                   Nine Months Ended
                                                                     September 30,
                                                                -------------------------
                                                                   1999            1998
                                                                ---------       ---------
Operating activities:
      Net income                                                $  57,393       $   4,010
      Adjustments to reconcile net income to net cash
          provided by (used in) operating activities:
              Depreciation and amortization                        12,069          11,303
              Deferred income taxes                                25,800          (2,961)
              LANcity transaction                                 (60,000)             --
              Changes in operating assets and liabilities:
                  (Increase) in accounts receivable               (56,384)        (51,882)
                  (Increase) in inventories                       (29,435)        (29,067)
                  (Increase) in other assets, net                  (7,713)         (2,502)
                  Increase in accounts payable and
                       accrued liabilities                         56,997          38,061
                  Increase in other liabilities, net                  105              35
                                                                ---------       ---------
Net cash (used in) operating activities                            (1,168)        (33,003)

Investing activities:
      Purchases of property, plant and equipment                  (15,182)        (11,789)
      Investments in/advances to joint ventures                        --          (5,800)
      Other                                                            --             584
                                                                ---------       ---------
Net cash (used in) investing activities                           (15,182)        (17,005)

Financing activities:
      Borrowings under credit facilities                          159,000         107,000
      Reductions in borrowings under credit facilities           (151,500)       (116,839)
      Issuance of 4.5% convertible subordinated notes                  --         115,000
      Purchase and retirement of common stock                          --         (63,459)
      Deferred financing costs paid                                  (139)         (5,111)
      Proceeds from issuance of common stock                       12,525           8,574
                                                                ---------       ---------
Net cash provided by financing activities                          19,886          45,165
                                                                ---------       ---------
Net increase (decrease) in cash and cash equivalents                3,536          (4,843)
Cash and cash equivalents at beginning of period                    4,436           7,244
                                                                ---------       ---------
Cash and cash equivalents at end of period                      $   7,972       $   2,401
                                                                =========       =========

Supplemental cash flow information:
      Interest paid during the period                           $   7,167       $   3,344
                                                                =========       =========
      Income taxes paid during the period                       $   3,038       $   5,530
                                                                =========       =========


        See accompanying notes to the consolidated financial statements.

                                ANTEC CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

            ANTEC Corporation ("ANTEC" or herein together with its consolidated subsidiaries called the "Company") is an international communications technology company, headquartered in Duluth, Georgia, with major offices in Englewood, Colorado and Tinton Falls, New Jersey. The consolidated financial statements include the accounts of the Company after elimination of intercompany transactions. The consolidated financial statements furnished herein reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the consolidated financial statements for the periods shown in conformity with generally accepted accounting principles. Additionally, certain prior year amounts have been reclassified to conform to the 1999 financial statement presentation. Interim results of operations are not necessarily indicative of results to be expected from a twelve-month period. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the Company's year ended December 31, 1998.

            The Company operates in one business segment, communications, providing a range of customers with network and system products and services, primarily hybrid fiber / coax ("HFC") networks and systems for the communication industry. This segment accounts for 100% of the consolidated sales, operating profit and identifiable assets of the Company. ANTEC provides a broad range of products and services to cable system operators and telecommunication providers. ANTEC is a leading developer, manufacturer and supplier of telephony, optical transmission, construction, rebuild and maintenance equipment for the broadband communications industry. ANTEC supplies most of the products required in a broadband communication system, including headend, distribution, drop and in-home subscriber products.

NOTE 2.  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

            In June 1998, the Financial Accounting Standards Board issued FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. FASB Statement No. 133 was originally to go into effect for fiscal years beginning June 15, 1999. However, on May 19, 1999 the Financial Accounting Standards Board voted to delay its effective date for one year, to fiscal years beginning after June 15, 2000. The Statement will require the Company to disclose certain information regarding derivative financial instruments. The Company is in the process of reviewing the effects that the adoption of FASB Statement No. 133 will have on the results of operations.

NOTE 3.  RESTRUCTURING AND OTHER CHARGES

            In January 1998, ANTEC announced a consolidation plan to be implemented concurrently with the creation of the new President and Chief Operating Officer organization in Georgia. The Company is in the final stages of consolidating all of its Rolling Meadows, Illinois corporate and administrative functions to either the Duluth, Georgia or the Englewood, Colorado locations. As part of this consolidation, the two principal facilities located in Georgia have been consolidated and certain international operating and administrative functions previously located in Miami and Chicago have also been consolidated in Georgia. In connection with these consolidations, ANTEC recorded a charge of approximately $10.0 million in the first quarter of 1998. The components of the restructuring charge included approximately $7.6 million related to personnel costs and approximately $2.4 million related to lease termination and other costs. Subsequently, during the fourth quarter of 1998, this charge was reduced by $0.9 million as a result of the ongoing evaluation of the estimated costs associated with these actions. The personnel-related costs included termination expenses related to the involuntary termination of approximately 177 employees, primarily engaged in finance and management information systems activities as well as international

                                ANTEC CORPORATION

                                   (UNAUDITED)

operational functions located in Chicago and Miami. Terminated employees were offered separation amounts in accordance with the Company's severance policy and were provided specific separation dates. As of September 30, 1999, 136 of the estimated 177 employees had been terminated. As of September 30, 1999, approximately $0.2 million of the cash costs related to personnel costs and approximately $0.9 million of cash costs related to lease termination payments and other costs had yet to be expended. The Company anticipates these costs will be incurred during the remainder of the current year. It has been determined that approximately 38 employees originally estimated, as part of the 177 to be terminated, will remain as employees of the Company. Additionally, the actual cost of terminating or sub-letting real estate obligations in Georgia and Chicago are slightly higher than anticipated. The Company has realigned its restructuring balance to reflect the current estimate of final costs required for both the employee and lease obligations.

NOTE 4.  INVENTORIES

         Inventories consist of the following (in thousands):



                                                           September 30,     December 31,
                                                                1999             1998
                                                           -------------    -------------
                                                             (Unaudited)
       Raw material                                        $      53,366    $      37,437
       Work in process                                             7,852           10,496
       Finished goods                                            119,205          103,055
                                                           -------------    -------------
             Total inventories                             $     180,423    $     150,988
                                                           =============    =============


NOTE 5.  PROPERTY, PLANT AND EQUIPMENT

            Property, plant and equipment, at cost, consists of the following (in thousands):



                                                           September 30,     December 31,
                                                                1999             1998
                                                           -------------    -------------
                                                            (Unaudited)
       Land                                                $       2,549    $       2,549
       Buildings and leasehold improvements                       15,148           14,548
       Machinery and equipment                                    72,349           60,448
                                                           -------------    -------------
                                                                  90,046           77,545
       Less: Accumulated depreciation                            (41,612)         (35,933)
                                                           -------------    -------------
             Total property, plant and equipment, net      $      48,434    $      41,612
                                                           =============    =============


NOTE 6.  LONG TERM DEBT

         Long term debt consists of the following (in thousands):



                                                           September 30,     December 31,
                                                               1999             1998
                                                           -------------    -------------
                                                             (Unaudited)
       Revolving Credit Facility                           $      73,500    $      66,000
       4.5% Convertible Subordinated Notes                       115,000          115,000
                                                           -------------    -------------
             Total long term debt                          $     188,500    $     181,000
                                                           =============    =============

                                ANTEC CORPORATION

                                   (UNAUDITED)

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

            On May 21, 1998, the Company entered into a new secured four-year credit facility ("New Credit Facility") with a group of banks aggregating $85.0 million. The New Credit Facility permits the Company to borrow, on a revolving basis, an amount contingent upon the level of certain eligible assets. The New Credit Facility provides for various interest rate alternatives. The average annual interest rate on borrowings was approximately 7.05% at September 30, 1999. The commitment fee on unused borrowings is approximately 0.5%. The New Credit Facility contains various restrictions and covenants, including limits on payments to stockholders, interest coverage, and net worth tests. All borrowings under the New Credit Facility are secured by substantially all of the Company's assets.

            In April 1999, the Company amended the New Credit Facility. This amendment increased the existing line from $85.0 million to $120.0 million. The New Credit Facility has also been amended to increase the assets eligible for borrowings to be advanced against. None of the other significant terms, including pricing, were changed with the amendment. As of September 30, 1999, the Company had approximately $46.5 million of available borrowings under the New Credit Facility.

NOTE 7. COMPREHENSIVE INCOME

            Total comprehensive income for the three and nine-month periods ended September 30, 1999 was $10.8 million and $57.4 million, respectively. Total comprehensive income for the three and nine-month periods ended September 30, 1998 was $5.0 million and $4.0 million, respectively. Comprehensive income decreased approximately $2 thousand during the third quarter of 1999 and decreased $37 thousand through the nine months ended September 30, 1999. Comprehensive income increased approximately $11 thousand during the third quarter of 1998 and increased by approximately $41 thousand through nine months of 1998.

NOTE 8.  SALES INFORMATION

            As of September 30, 1999, Liberty Media Corporation, which is part of the Liberty Media Group of AT&T whose financial performance is "tracked" by a separate class of AT&T stock, was the beneficial owner of approximately 21.0% of the outstanding ANTEC common stock. This beneficial ownership includes options to acquire an additional 854,341 shares. A significant portion of the Company's revenue was derived from sales to AT&T aggregating approximately $105.8 million and $43.2 million for the quarters ended September 30, 1999 and 1998, respectively. Through nine months of 1999, revenue generated by sales to AT&T was approximately $212.5 million as compared to the same period in 1998 where sales to AT&T totaled $104.4 million.

            The Company sells its products primarily in the United States. International revenue is being generated primarily from Asia Pacific, Europe, Latin America and Canada. The Asia Pacific market includes Australia, New Zealand, China, Hong Kong, Taiwan, India, Indonesia, Japan, Korea, Malaysia, Philippines, Sampan, Singapore and Thailand. The European market includes the United Kingdom, Ireland,

                                ANTEC CORPORATION

                                   (UNAUDITED)

France, Italy, Portugal and Spain. International sales for the three and nine month periods ended September 30, 1999 and 1998, respectively, are as follows (in thousands):


                                                       Three Months Ended         Nine Months Ended
                                                          September 30,             September 30,
                                                     ----------------------    ----------------------
                                                        1999         1998         1999         1998
                                                     ---------    ---------    ---------    ---------
INTERNATIONAL REGION
        Asia Pacific                                 $   2,897    $   8,083    $   9,907    $  18,409
        Europe                                           5,556        3,617       13,055        9,464
        Latin America                                    3,399        6,478       16,298       20,209
        Canada                                             542          753        1,993        2,166
                                                     ---------    ---------    ---------    ---------
                      Total international sales      $  12,394    $  18,931    $  41,253    $  50,248
                                                     =========    =========    =========    =========

Total identifiable international assets were immaterial.

NOTE 9. LANcity TRANSACTION

            During the first quarter of 1999, the Company completed the combination of the Broadband Technology Division of Nortel Networks (LANcity) with Arris Interactive, LLC, a joint venture between ANTEC and Nortel Networks. This combination was effected by the contribution of the LANcity assets and business into Arris Interactive. ANTEC's interest in the joint venture was reduced by 6.25% from 25% to 18.75%, while Nortel's interest was increased from 75.0% to 81.25%. In addition, based on the achievement of certain revenue goals for LANcity products, up to an additional 6.25% of dilution in ANTEC's interest (to 12.5%) may occur. Nortel, however, has the option to take up to 2,747,252 shares of ANTEC stock, in lieu of the additional interest in Arris. In order to achieve the full amount of ANTEC shares or the full additional 6.25% ownership interest in Arris Interactive, sales of LANcity products from January 1, 1999 to June 30, 2000 must reach or exceed $300.0 million during such period. The amount of additional Arris interest or ANTEC stock will be prorated on a straight-line basis for sales between $180.0 million and $300.0 million. No additional interest or stock ownership will occur if sales of LANcity products during the eighteen-month period are less than $180.0 million. Through the nine months ended September 30, 1999, consolidated LANcity product sales, through all sales channels, totaled approximately $98.5 million.

            During the first quarter of 1999, the Company recorded a pretax gain of $60.0 million, net of related expenses, based on an independent valuation of LANcity. The transaction was accounted for, in effect, as if it were a gain on the sale of ANTEC's 6.25% interest in Arris Interactive to Nortel in exchange for 12.5% of LANcity. The Company has elected to recognize gains or losses on the sale of previously unissued stock of a subsidiary or investee based on the difference between the carrying amount of the equity interest in the investee immediately before and after the transaction.

                                ANTEC CORPORATION

          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

NOTE 10.  EARNINGS PER SHARE

            The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations for the periods indicated (in thousands except per share data):


                                                               Three Months Ended        Nine Months Ended
                                                                   September 30,            September 30,
                                                             ----------------------    ----------------------
                                                                1999         1998         1999         1998
                                                             ---------    ---------    ---------    ---------
Basic:
     Net income                                              $  10,776    $   4,979    $  57,393    $   4,010
                                                             ---------    ---------    ---------    ---------

     Weighted average shares outstanding                        36,603       35,513       36,370       37,699
                                                             ---------    ---------    ---------    ---------

     Basic earnings per share                                $    0.29    $    0.14    $    1.58    $    0.11
                                                             ---------    ---------    ---------    ---------


Diluted:
     Net income                                              $  10,776    $   4,979    $  57,393    $   4,010
        Add: 4.5% convertible subordinated notes
           interest and fees, net of federal income tax
           effect                                                  887           --        2,661           --
                                                             ---------    ---------    ---------    ---------
     Total                                                   $  11,663    $   4,979    $  60,054    $   4,010
                                                             =========    =========    =========    =========

     Weighted average shares outstanding                        36,603       35,513       36,370       37,699
     Net effect of dilutive securities:
        Add: options / warrants, net of tax benefit              2,512        2,964        2,239        2,740
           : assumed conversion of 4.5%
             convertible subordinated notes                      4,792           --        4,792           --
                                                             ---------    ---------    ---------    ---------
     Total                                                      43,907       38,477       43,401       40,439
                                                             =========    =========    =========    =========

     Diluted earnings per share                              $    0.27    $    0.13    $    1.38    $    0.10
                                                             =========    =========    =========    =========



The 4.5% Convertible Subordinated Notes were antidilutive for the three and nine month periods ended September 30, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

            Net Sales. Net sales for the three and nine-month periods ended September 30, 1999 were $237.2 million and $578.8 million, respectively, as compared to $150.3 million and $414.5 million for the same periods in 1998. ANTEC continued its record-setting pace as revenue for the third quarter of 1999 established a new high for the Company and marked an increase of approximately 57.8% over the third quarter of 1998 and was up sequentially 20.8% as compared to the second quarter of 1999. The Company experienced a rapid rise in revenue, during the current year, resulting from the large increase in capital spending by communication providers, particularly the multiple system operators ("MSO's"), as they rebuild their plants in an effort to provide additional services, such as telephony. Several of the Company's product lines, voice and data in particular, benefited from the substantial growth in spending. The Company's Cornerstone voice and data product sales continued their outstanding performance, growing from $9.4 million in the third quarter of 1998 to a record $77.2 million during the third quarter of 1999. Through nine months, Cornerstone's voice and data sales have increased approximately 550% from $22.1 million recorded through September 30, 1998 to $143.6 million through September 30, 1999. Cornerstone's volume growth continued to be pushed by the strength of Host Digital Terminal ("HDT") sales. The HDT product provides an interface between the hybrid fiber / coax ("HFC") system and digital telephone switches. Additionally, the introduction of revenue from LANcity cable product sales, Cornerstone "data", was included in the results for the second and third quarters of 1999.

            The remaining balance of the revenue increase for the three and nine months ended September 30, 1999, as compared to the same periods during the prior year, stems from substantial revenue growth across most of the Company's other product offerings. Exclusive of the Cornerstone voice and data revenue growth, combined sales for the remaining product lines increased approximately $19.1 million and $42.8 million for the three and nine month periods, respectively. The Company's optronics product offerings, particularly the headend and node product lines, increased revenues approximately $3.8 million and $14.1 million for the three and nine month periods ended September 30, 1999 as compared to the prior year's periods. The Company's Telewire distributed products also experienced an increase of approximately $10.9 million and $24.2 million over the three and nine month periods as compared to the same periods during the prior year. The other major area of growth included the Company's repeater and fiber product lines, which set a revenue record for the third quarter of 1999 with increased volume of approximately $4.2 million and $7.6 million over the three and nine month periods ended September 30, 1999 as compared to the same periods during the prior year.

            Sales to ANTEC's largest customer, AT&T, reached approximately $105.8 million during the third quarter of 1999 or 44.6% of the quarterly volume as compared to the same period last year when sales to AT&T were $43.2 million or 28.7% of the volume for the quarter. With the third quarter results, year to date sales to AT&T almost doubled to $212.5 million in 1999 as compared to $104.4 million recorded for the same period last year. Sales to AT&T have grown approximately 103.5% when comparing the nine months of 1999 to the nine months of 1998.

            Gross Profit. Gross profit for the three and nine-month periods ended September 30, 1999 was $50.0 million and $128.2 million, respectively, as compared to $38.8 million and $108.4 million for the same periods in 1998. Gross profit, as a percentage of sales, for the three and nine-month periods ended September 30, 1999 was 21.1% and 22.2%, respectively, as compared to 25.8% and 26.1% for the same periods in 1998. Although sales volume increased, the Company's gross margin percentage slipped during the current year. The decreased gross profit percentage for the three and nine-month periods is largely a result of the increase in Cornerstone voice and data sales, which carry a lower than average gross margin. ANTEC has exclusive domestic distribution rights for both the Cornerstone voice and data products to the cable multiple system operators. This agreement affords ANTEC distribution type margins traditionally in the 15% range. As Cornerstone voice and data product sales become a larger percentage of the Company's overall volume, the Company's consolidated gross profit percentage is expected to decrease toward that lower margin range.

            Additionally, manufacturing inefficiencies associated with new product introductions during 1999 had an adverse effect on the Company's margin performance. As the factories become more efficient in the manufacturing of these new products, this trend is expected to reverse and the respective gross profit margins on these products are expected to improve. Also contributing to the lower manufacturing margin performance during the third quarter of 1999 were temporary supply shortages, primarily in metal castings, which impeded production and delivery of certain manufactured products and caused additional unabsorbed overhead expense. Steps have been taken to resolve these parts shortages during the fourth quarter of 1999.

            For the nine month period ended September 30, 1999, the Company recognized $2.1 million in previously deferred gross margin related to intercompany profit in inventory pertaining to sales of the Company's products to the Tanco joint venture. This venture provided turnkey construction or upgrading of broadband distribution services. ANTEC deferred its ownership portion of this profit on sales to Tanco until Tanco effectively transferred the inventory to the ultimate customer. The Tanco joint venture is in the final stages of dissolution as all remaining contracts relating to the venture have been terminated by AT&T/TCI. Consequently, there was no deferral of intercompany profit pertaining to transactions with the venture during the third quarter ended September 30, 1999. The termination of these contracts and the dissolution of the venture are not expected to have a material adverse effect on the Company or its product sales to AT&T/TCI.

            Selling, General and Administrative ("SG&A") Expenses. SG&A expenses for the three and nine-month periods ended September 30, 1999 were $28.5 million and $80.5 million, respectively, as compared to $25.9 million and $79.2 million for the same periods in 1998. SG&A expenses increased during the second and third quarters of 1999 as compared to the prior year primarily as a result of the increased spending for the Cornerstone products sales marketing and support. Additional resources also were allocated to research and development and technical services during 1999, which, in turn, increased those expenses during the current year. These additional costs were somewhat offset with the reversal of approximately $1.8 million in over-accrued expenses during the first quarter of 1999 due to a change in estimated bonuses and a reduction in self-insurance reserves from year end.

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

            Other Charges. The costs incurred to make modifications to previously sold TSX products have been charged against a reserve created in December 1996, initially $1.6 million, when TSX agreed to make these modifications. These charges amounted to $0.4 million through the nine months ended September 30, 1999. These modifications have now been completed.

            Gain on LANcity Transaction. The transaction was accounted for, in effect, as if it were a gain on the sale of a 6.25% interest in Arris Interactive to Nortel in exchange for 12.5% of LANcity. As a result, a pre-tax gain of approximately $60.0 million was recognized during the quarter ended March 31, 1999. Additionally, ANTEC became the exclusive distributor of LANcity products to domestic cable operators. (See Note 9 of the Notes to the Consolidated Financial Statements.)

            Interest Expense. Interest expense for the three and nine-month periods ended September 30, 1999 was $3.3 million and $9.4 million, respectively, as compared to $3.4 million and $6.5 million recorded for the same periods during 1998. Interest expense for 1999 reflects the impact of the issuance of $115.0 million of 4.5% Convertible Subordinated Notes completed during the second quarter of 1998.

            The nine-month period ended September 30, 1998 also includes the impact of the repurchase of 4.4 million shares of the Company's common stock from Anixter International, Inc. for $63.5 million.

Additionally, interest expense for 1998 includes the write-off of the remaining deferred financing fees related to the Company's previous credit facility paid down in May 1998.

            Other Income and Expense. The results for the nine-month period ended September 30, 1999 include the impact of approximately $2.2 million of channel fees recorded related to LANcity's first quarter sales to domestic cable companies. Beginning in April, all LANcity revenue, pertaining to cable modem and headend products sold into the Company's market, were recorded by ANTEC. Due to the timing of the completion of this transaction, a channel fee of 15% was earned by ANTEC for sales of LANcity products sold in the first quarter of 1999.

            Income Tax Expense. Income tax expense for the three and nine-month periods ended September 30, 1999 was $6.6 million and $40.5 million, respectively, as compared to $3.9 million and $5.5 million for the same periods during 1998. During 1999, the Company has shifted its focus towards a more aggressive tax saving and planning strategy. In line with this strategy, the Company has been able to record benefits from filing amended foreign sales corporation ("FSC") returns as well as research and development ("R&D") credits from previous years. Going forward, with this tax strategy in place, the Company should be able to reduce its effective tax rate from that of prior years.

            Net Income. Net income for the three and nine-month periods ended September 30, 1999 was $10.8 million and $57.4 million, respectively, as compared to $5.0 million and $4.0 million for the same periods during 1998. The results for 1999 include the pretax gain recorded on the LANcity transaction of approximately $60.0 million, whereas, included in the 1998 results, was a pretax restructuring charge of approximately $10.0 million. Apart from these factors, net income increased primarily as a result of the dramatic revenue growth during the current year.

FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

REORGANIZATION

            In January 1998, ANTEC announced a consolidation plan to be implemented concurrently with the creation of the new President and Chief Operating Officer organization in Georgia. The Company is in the final stages of consolidating all of its Rolling Meadows, Illinois corporate and administrative functions into either the Duluth, Georgia or the Englewood, Colorado locations. As part of this consolidation, the two principal facilities located in Georgia have been consolidated and certain international operating and administrative functions located in Miami and Chicago have also been consolidated in Georgia. In connection with these consolidations, ANTEC recorded a charge of approximately $10.0 million in the first quarter of 1998. The components of the non-recurring charge included approximately $7.6 million related to personnel costs and approximately $2.4 million related to facilities and other costs. Subsequently, during the fourth quarter of 1998 this charge was reduced by $0.9 million as a result of the ongoing evaluation of the estimated costs associated with these actions. The personnel-related costs included termination costs related to the involuntary termination of approximately 177 employees, primarily related to finance, management information systems, and international operations functions located in Chicago and Miami. Terminated employees were offered separation amounts in accordance with the Company's severance policy and were provided specific separation dates. As of September 30, 1999, 136 of the estimated 177 employees had been terminated. As of September 30, 1999, approximately $0.2 million of the cash costs related to personnel costs and approximately $0.9 million of cash costs related to lease termination payments and other costs had yet to be expended. The Company anticipates these costs will be charged during the remainder of the current year. It has been determined that approximately 38 employees originally estimated, as part of the 177 to be terminated, will remain as employees of the Company. Additionally, the actual cost of terminating or sub-letting real estate obligations in Georgia and Chicago are slightly higher than anticipated. The Company has realigned its restructuring balance to reflect the current estimate of final costs required for both the employee and lease obligations.

FINANCING

            As of September 30, 1999, the Company had a balance of $73.5 million outstanding under its New Credit Facility, down from $95.0 million outstanding during the second quarter of 1999, and had $46.5 million of available borrowings. The average interest rate on its outstanding borrowings was 7.05% at September 30, 1999. The commitment fee on unused borrowings is approximately 0.5%. In April 1999, the Company, with its banks, amended its line of credit. This amendment increased the existing line from $85.0 million to $120.0 million. The line has also been amended to increase the assets eligible for borrowings to be advanced against. None of the other significant terms, including pricing, were changed in the amendment.

CAPITAL EXPENDITURES

            The Company's capital expenditures were $15.2 million and $11.8 million for the nine months ended September 30, 1999 and 1998, respectively. Except for the Year 2000 project discussed in a separate section of this document, the Company had no significant commitments for capital expenditures at September 30, 1999.

CASH FLOW

            Cash levels increased by approximately $3.5 million for the nine months of 1999 and decreased by $4.8 million for the same period last year. Through the nine months ended September 30, 1999 cash used in operating activities was $1.2 million while the Company spent $15.2 million in capital expenditures. Positive cash flows of $19.9 million were provided through financing activities during the first nine months of 1999. Cash used in operating activities was $33.0 million during the nine months ended September 30, 1998. During 1998, the Company recorded capital expenditures of $11.8 million while $5.8 million was invested in / advanced to joint ventures. These cash outlays during 1998 were partially offset by the positive cash flows of $45.2 million generated through financing activities at that time as well as an additional $0.6 million being provided from miscellaneous investing activity.

            Operating activities utilized cash of $1.2 million during the period ended September 30, 1999. In the first quarter of 1999, the Company recorded a pretax gain of $60.0 million in its Arris joint venture based on the joint venture's estimated value at the time of the transaction (See Note 9 of the Notes to the Consolidated Financial Statements). Additionally, increases in accounts receivable and inventories during the period ended September 30, 1999 utilized cash of approximately $56.4 million and $29.4 million, respectively. The increase in other assets, which utilized $7.7 million in cash, relates to several factors. Of this amount, approximately $3.5 million relates to an increase in prepaid expenses related to the supply chain contract which has been employed to aid the Company in cost reduction efforts. These contract fees are based on a percentage of actual costs saved and payment is contingent on the achievement of those savings. An additional $1.9 million relates to the purchase of a product licensing agreement during the third quarter of 1999. An increase in accounts payable and accrued liabilities provided approximately $57.0 million through September 30, 1999. Cash flows used by operating activities were $33.0 million for the nine months ended September 30, 1998. Increases in receivables and inventories utilized cash of approximately $51.9 million and $29.1 million, respectively. An increase in other assets related to various account activity utilized approximately $2.5 million in cash while an increase in accounts payable and accrued liabilities during this same period in 1998 provided positive cash flow of $38.1 million.

            Days sales outstanding have decreased to approximately 63 days for the quarter ended September 30, 1999 as compared to approximately 79 days at the end of the third quarter of 1998. This marked decrease in days sales outstanding is consistent with the surge in sales volume during 1999 and specifically during the third quarter of 1999 with a corresponding increase in payments on receivable balances.

            The increase in current inventory levels during the nine months of 1999 is reflective of the increased revenue and product demands during that period. Additionally, part of this increase is being driven by contractual obligations with certain suppliers combined with temporary softness in sales of those same supplied products. During the third quarter, as expected, this trend began to reverse and inventory levels of these supplied products began to fall as volume began to increase. Despite the respective increases in inventory levels, inventory turns have increased to 4.1 times for the quarter ended September 30, 1999 as compared to 3.3 times for the quarter ended September 30, 1998.

            Cash flows used in investing activities were $15.2 million and $17.0 million for the nine months ended September 30, 1999 and 1998, respectively. The $15.2 million relates to expenditures for capital assets during 1999. The 1998 investing activities consisted of $11.8 million spent on capital assets and $5.8 million invested in / advanced to joint ventures net of $0.6 million provided from miscellaneous investing activity.

            Cash flows provided by financing activities were $19.9 million and $45.2 million for the nine months ended September 30, 1999 and 1998, respectively. Both periods reflect their respective trends in operating and investing activities. The results for 1999 were affected by the exercise of stock options that provided positive cash flows of approximately $12.5 million as compared to $8.6 million provided through September 30, 1998. Net borrowings under the credit facility were $7.5 million for the nine months ended September 30, 1999 as compared to net payments of approximately $9.8 million during the same period last year. The most significant financing activities which occurred during the nine months ended September 30, 1998 included the impact of the issuance of $115.0 million of 4.5% Convertible Subordinated Notes and the repurchase of 4.4 million shares of the Company's common stock from Anixter International, Inc. for approximately $63.5 million.

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

YEAR 2000 DISCLOSURE

     IMPACT OF YEAR 2000:

            As the millenium approaches, ANTEC, like most other companies, has been preparing for the impact of its arrival on the Company's business, as well as on the businesses of its customers, suppliers, and business partners. The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. With regard to dates after December 31, 1999, computer programs that have time-sensitive software may interpret a date using "00" as the year 1900 rather than the year 2000. The Year 2000 Issue creates potential risks for the Company. The Company has numerous operating components consisting of hardware, software, operating systems, telecommunications applications and database software that, if failure were to occur, would jeopardize the operations of the Company and its ability to conduct normal business activities. The Company may also be exposed to risks from third parties with whom the Company conducts business who fail to adequately address their own Year 2000 Issues.

     STATE OF READINESS:

            The Company has been addressing the Year 2000 Issue since the beginning of 1997 starting with the review of its internal Information Technology ("IT") and non-IT systems and assessing potential exposures. In 1998, the Company began concentrating on a more centralized approach to the Year 2000 Issue and subsequently created a Year 2000 Committee. This Committee is comprised of a cross-functional team from various disciplines throughout the Company. The Committee meets regularly to set milestones, review the process to date, formulate contingency plans and evaluate cost summaries as they relate to the

Year 2000 Issue. These periodic reviews are summarized and the results are communicated to the Company's management and to the Board of Directors upon their request.

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

            Based on its assessments, the Company determined that it would be required to modify or replace significant portions of its software and certain hardware to enable those systems to properly utilize and recognize dates beyond December 31, 1999. The Company presently believes that with modifications or replacements of existing software and certain hardware, and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. These modifications, replacements and conversions have been made and timely completed thus minimizing the assumed impact the Year 2000 Issue could have on the internal IT environment of the Company.

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

            For its information technology exposures, the Company was 100% complete on the remediation phase pertaining to the replacement, reprogramming and modifications to its software and certain hardware by the close of the first quarter of 1999. The testing and implementation phases ran concurrently for different systems. Testing on the information technology software related to the Company's distribution efforts was completed during the second quarter of 1999. Implementation of this software took place on July 6, 1999. As with any new implementation, the Company continues to monitor the performance and success of the new system through the testing and generation of reports using live data. The Company is confident that, with regard to the Year 2000 Issue, the new system is compliant and the Company will focus its current efforts and resources on enhancing the performance and utilization of this new computer system. At the close of the first quarter of 1999, the implementation and testing of software and hardware modifications used in the Company's production and manufacturing systems had been completed. The Company had a final intensive review of its production and manufacturing system completed during the third quarter of 1999. Additionally, the majority of the Company's implementation of system upgrades, as they pertain to the Company's telecommunications application, was completed during the second quarter of 1999.

            The Company's primary information technology systems used for manufacturing, production and distribution do not interface directly with any suppliers, customers, subcontractors or business partners. The Company has queried its significant suppliers, subcontractors, customers and business partners as to their state of readiness and compliance to the Year 2000 Issue. To date, the Company is not aware of any external agent with a Year 2000 Issue that could materially impact the Company's results of operations, liquidity, or capital resources. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be converted timely and would not have an adverse effect on the Company's operations. The Company, based on its normal interaction with its customers and suppliers and the wide attention the Year 2000 Issue has received, believes that its major suppliers and customers will be prepared for the Year 2000 Issue. There can, however, be no assurance that this will be so. The Company continues to solicit written assurances from its major suppliers, customers, and service providers, however, these assurances, if given, may not be enforceable.

     COSTS:

            The Company's total Year 2000 project cost and estimates to complete include the estimated costs and time associated with the impact of third party Year 2000 Issues based on presently available information. The Company utilized both internal and external resources to reprogram, replace, implement and test the software for the system improvements and Year 2000 modifications. The Company's final system improvements and testing related to its distribution efforts were completed during the second quarter of 1999 and the implementation took place in July 1999. The Company plans to closely monitor and test the performance of the new system. The total cost of the system improvement and the Year 2000 project was originally estimated at approximately $6.0 million to be funded through operating cash flows and available credit facilities. Of the total $6.0 million estimated for the project cost, approximately $3.8 million was attributable to the purchase of new software and hardware to be capitalized. The remaining $2.2 million was to be expensed as incurred.

            To date, the Company has actually incurred approximately $7.1 million ($5.2 million capitalized for new systems and $1.9 million expensed as incurred) related to its system improvement and the Year 2000 project related to the Company's distribution efforts. During the second quarter of 1999, the Company estimated that approximately $0.5 million additional dollars would be spent on consulting efforts through the month of August 1999, to be added to the $6.2 million already then accumulated regarding this implementation. However, the actual additional costs related to the consulting efforts were approximately $0.9 million as opposed to the $0.5 estimated and their efforts were kept through the end of September 1999. This project is now complete with regard to the Year 2000 Issue.

            Approximately $0.3 million has been expended on modifying all other mission critical information applications. Another $0.1 million is expected to be incurred by the close of the fourth quarter of 1999 related to the compliance efforts regarding the telecommunications applications. As a result, the Company's current estimate of the aggregate cost expenditure is $7.5 million.

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

     CONTINGENCY PLANS:

            Through the Company's evaluation of the need for contingency plans for the Year 2000 Issue, it has been determined that the area posing the greatest risk revolves around its supplier base. For vendors that have either responded negatively or have not responded to our Year 2000 inquiries, the Company has taken a two-fold approach to this issue by lining up second sources or building up safety stock for those products without a sufficient second source base. The Company believes that these actions should minimize the risk of potential business interruption due to the Year 2000 related issues.

     YEAR 2000 FORWARD LOOKING STATEMENTS:

            The foregoing Year 2000 discussion contains "forward looking statements" within the meaning defined by the Private Securities Litigation Reform Act of 1995. Such statements, including without limitation, anticipated costs and the dates by which the Company expects to complete certain actions, are based on management's best current estimates, which were derived utilizing numerous assumptions about future events, including the continued availability of certain resources, representations received from third parties and other factors. However, there can be no guarantee that these estimates will be achieved and that actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to,

           - the ability to identify and remediate all relevant IT and non-IT systems,
           -          results of Year 2000 testing,
           - adequate resolution of Year 2000 Issues by businesses and other third parties who are service providers, suppliers or customers of the Company,
           -          unanticipated system costs,
           - the adequacy of and ability to develop and implement contingency plans and similar uncertainties.

The "forward looking statements" made in the foregoing Year 2000 discussion speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

FORWARD LOOKING STATEMENTS

            Any of the above statements that are not statements about historical facts are forward looking statements. The forward looking statements, as outlined in the Private Securities Litigation Reform Act of 1995 ("the Act"), can be identified by the use of terms such as "may," "should," "expect," "anticipate," "intend," "estimate," "believe," "continue," "could be," or similar variations or the negative thereof. Such forward looking statements are based on current expectations but involve risks and uncertainties. The Company's business is dependent upon general economic conditions as well as competitive, technological, and regulatory developments and trends specific to the Company's industry and customers. These conditions and events could be substantially different than believed or expected and these differences may cause actual results to vary materially from the forward looking statements made or the results which could be expected to accompany such statements. Specific factors, which could cause such material differences, include the following:

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

            ANTEC uses an interest rate swap agreement, with large creditworthy financial institutions, to manage its exposure to interest rate changes. The swap involves the exchange of fixed and variable interest rate payments without exchanging the notional principal amount. Payments or receipts on the agreement are recorded as adjustments to interest expense. At September 30, 1999 the Company had an outstanding interest rate swap agreement denominated in dollars, maturing in 2001, with an aggregate notional principal amount of $50.0 million. Under this agreement, the Company receives a floating rate marked to LIBOR and pays a fixed interest rate. The swap effectively changes the Company's payment of interest on $50.0 million of variable rate debt to fixed rate debt.

            The fair value of the interest rate swap agreement represents the estimated receipts or payments that would be made to terminate the agreement. At September 30, 1999, the Company would have paid $0.4 million to terminate the agreement. A 1% decrease in short-term borrowing rates would increase the amount paid to terminate the agreement by approximately $0.8 million.

            The Company is exposed to foreign currency exchange rate risk as a result of sales of its products in various foreign countries and manufacturing operations conducted in Juarez, Mexico. In order to minimize the risks associated with foreign currency fluctuations most sales contracts are issued in U.S. dollars. The Company has, from time to time, used foreign currency contracts to hedge the risks associated from foreign currency fluctuations for significant sales contracts. The Company constantly monitors the exchange rate between the U.S. dollar and Mexican peso to determine if any adverse exposure exists relative to its costs of manufacturing. The Company funds the Mexican operations on an as required basis and does not maintain Mexican peso currency. U.S. dollars are exchanged for pesos at the time of payment or funding, thereby mitigating any peso exposure. As a result of current market conditions there are currently no material contracts denominated in foreign currencies.

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

                                         ANTEC CORPORATION

                                         /s/    LAWRENCE A. MARGOLIS
                                         --------------------------------------
                                         Lawrence A. Margolis
                                         Executive Vice President
                                         (Principal Financial Officer, duly
                                         authorized to sign on behalf of
                                         the registrant)
Dated: November 15, 1999