Form 10-K405
period 1999-12-31
ANTEC CORP
filed 2000-03-29
CIK 908610

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                             ---------------------
(MARK ONE)

    [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
              THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

    [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM ________ TO ________
                         Commission file number 0-22336
                               ANTEC CORPORATION
             (Exact name of Registrant as specified in its charter)

                        DELAWARE                                                 36-3892082
            (State or other jurisdiction of                                   (I.R.S. Employer
             incorporation or organization)                                Identification Number)

                            11450 TECHNOLOGY CIRCLE
                                DULUTH, GA 30097
                                 (678) 473-2000
         (Address, including zip code, and telephone number, including area code, of Registrant's principal executive offices)

          Securities registered pursuant to Section 12(b) of the Act:

                                                                           NAME OF EACH EXCHANGE
                  TITLE OF EACH CLASS                                       ON WHICH REGISTERED
                  -------------------                                      ---------------------
             Common Stock, $0.01 par value                             NASDAQ National Market System
          4.5% Convertible Subordinated Notes                          NASDAQ National Market System

Securities registered pursuant to Section 12(b) of the Act: None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the shares of Registrant's common stock, $0.01 par value, held by nonaffiliates of Registrant was approximately $1,393,011,149 as of March 10, 2000.

     At March 10, 2000, 37,638,570 shares of Registrant's common stock, $0.01 par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the Registrant's Proxy Statement for the 2000 Annual Meeting of Stockholders of ANTEC Corporation are incorporated by reference into
Part III. This document consists of 59 pages. Exhibit List is on page 57.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
                                 PART I
ITEM 1.      Business....................................................    1
             - General...................................................    1
             - Industry..................................................    2
             - Principal Products........................................    3
             - Developmental Products....................................    4
             - Sales and Marketing.......................................    4
             - Research and Development..................................    5
             - Patents...................................................    5
             - Manufacturing.............................................    6
             - Materials and Supplies....................................    6
             - Backlog...................................................    6
             - International Opportunities...............................    7
             - Seasonality...............................................    7
             - Significant Customers.....................................    7
             - Turnkey Construction Contracts............................    7
             - Competition...............................................    7
             - Employees.................................................    8
ITEM 2.      Properties..................................................    8
ITEM 3.      Legal Proceedings...........................................    8
ITEM 4.      Submission of Matters to a Vote of Security Holders.........    9

                                 PART II
ITEM 5.      Market for the Registrant's Common Stock and Related
               Stockholder Matters.......................................   11
ITEM 6.      Selected Consolidated Historical Financial Data.............   12
ITEM 7.      Management's Discussion and Analysis of Financial Condition
               and Results of Operations.................................   13
ITEM 7A      Quantitative and Qualitative Disclosures About Market
               Risk......................................................   27
ITEM 8.      Consolidated Financial Statements and Supplementary Data....   28
ITEM 9.      Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure..................................   28

                                PART III
ITEM 10.     Directors and Executive Officers of the Registrant..........   54
ITEM 11.     Executive Compensation......................................   54
ITEM 12.     Security Ownership of Certain Beneficial Owners and
               Management................................................   54
ITEM 13.     Certain Relationships and Related Transactions..............   54

                                 PART IV
ITEM 14.     Exhibits, Financial Statement Schedules and Reports on Form
               8-K.......................................................   55
ITEM 14(a).  Index to Consolidated Financial Statements and Financial
               Statement Schedules.......................................   55

Signatures...............................................................   59

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     ANTEC Corporation (together with its consolidated subsidiaries, except as the context otherwise indicates, "ANTEC" or the "Company") is a developer, manufacturer and supplier of optical and radio frequency ("RF") transmission equipment for the construction, rebuilding and maintenance of broadband communications systems. ANTEC supplies equipment and services for these systems primarily to broadband communication providers, earning a reputation as a high-quality, one-stop provider of substantially all of the equipment needed for hybrid fiber-coax ("HFC") networks between the headend and the home. The Company has developed a full line of technologically advanced fiber optic products to capitalize on current and future upgrades of HFC cable systems capable of providing state-of-the-art video, voice and data services. ANTEC has strong long-term relationships with its customers, serving major domestic HFC cable operators. To capitalize on the growing worldwide telecommunications industry, the Company has developed important relationships with domestic telephone and international broadband communications providers. From its inception in 1969 until its initial public offering in 1993, ANTEC was primarily a distributor of cable television equipment and was owned and operated by Anixter International, Inc. ("Anixter"). Since that time, the Company has completed several important strategic acquisitions and formed joint ventures designed to expand significantly the Company's product offerings and provide state-of-the-art manufacturing capabilities. Currently, the Company believes that it is the provider with the broadest offering of products and services in its industry. As a result of these acquisitions, a substantial component of the Company's sales consist of manufactured products, which typically carry higher gross margins than distributed products. The Company manufactures products in the United States and Mexico in ISO certified facilities and through relationships with third party manufacturers in China, Malaysia and Taiwan. In addition, through its distribution channels the Company supplies products manufactured by others. The Company serves its customers through an efficient delivery network consisting of 25 sales and stocking locations in the United States, Argentina, Brazil, Canada, China, Italy, Spain and the United Kingdom. For most customer needs, the Company maintains complete inventories and is able to provide overnight as well as staged delivery of products.

     A synopsis of ANTEC's evolution:

     - 1969 -- Anixter entered the cable industry

     - 1986 -- Anixter was acquired by Itel Corporation

     - 1987 -- Anixter acquired TeleWire Supply

     - 1988 -- Anixter and AT&T developed the first analog video laser transmitter for the cable industry (Laser Link 1)

     - 1991 -- ANTEC was established

     - 1993 -- ANTEC's initial public offering

     - 1994 -- ANTEC acquisitions that significantly expanded its product development and manufacturing capabilities:

        1. Electronic System Products, Inc., ("ESP") an engineering consulting firm with core capabilities in digital design, RF design and application specific integrated circuit development for the broadband communications industry

        2. Power Guard, Inc., a leading manufacturer of power supplies and high security enclosures for broadband communications networks

        3. Keptel, Inc., a designer, manufacturer and marketer of outside plant telecommunications and transmission equipment for both residential and commercial use, primarily by telephone companies

     - 1995 -- ANTEC and Nortel Networks ("Nortel") formed a joint venture company, called Arris Interactive, L.L.C. ("Arris"), focused on the development, manufacture and sale of products that enable the provision of a broad range of telephone and data services over HFC architectures; ANTEC owned 25% and Nortel Networks owned 75% of the Arris joint venture

     - 1997 -- ANTEC acquired TSX Corporation, which provided electronic manufacturing capabilities and expanded the Company's product lines to include amplifiers and line extenders and enhanced laser transmitters and receivers and optical node product lines

     - 1998 -- ANTEC introduced the industry's first 1550 nm Narrowcast Transmitter and dense wavelength division multiplexing ("DWDM") optical transmission system

     - 1999 -- ANTEC completed the combination of the Broadband Technology Division of Nortel ("LANcity") with the Arris joint venture resulting in an increase in Nortel's interest in the joint venture to 81.25% while ANTEC's interest was reduced to 18.75%. Depending on the achievement of certain sales levels, additional dilution of up to 12.50% of ANTEC's interest could occur (See Note 11 to the Notes of the Consolidated Financial Statements.)

     - 1999 -- ANTEC introduced the industry's first 18 band block converter and combined that with the DWDM allowing 144 bands on a single fiber

INDUSTRY

     A broadband communications system consists of three principal segments. The first is the headend where the cable system operator receives television signals via satellite and other sources. The headend facility organizes, processes and retransmits those signals through the second component, the distribution network, to the subscriber. The headend facility is also the location for the equipment supporting high-speed Internet access and data services and where the equipment interfacing the public-switched network in support of telephone service resides. The distribution network consists of fiber optic and coaxial cables and associated optical and electronic equipment that take the original signal from the headend and transmit it throughout the cable system. The third component is the "drop" which extends from the distribution network to the subscriber's home and connects either directly to the subscriber's television set or to a converter box. The converter box may be addressable (a converter that permits the delivery of premium cable services, including pay-per-view programming, by enabling the cable operator to control the subscriber services through the headend) or non-addressable (where premium channels are activated or eliminated by traps installed in the drop system outside the home). The drop and home network also include voice port devices in support of cable telephone services and data modems linked to personal computers for high-speed Internet access.

     Historically, a cable system offered one-way only video service. Advanced by the technological achievements not only within the cable industry, but also within all areas of the communications industry, these systems have gone through dramatic changes. These changes, in part were driven by:

     - deregulation allowing competition among communications companies, including wireline and wireless telephone companies and cable operators, for communication services;

     - demand by customers for two-way, high-speed broadband communications to accommodate video, telephony, data and other new information services; and

     - multiple technologies that attempt to address the need for high-speed local loop connections, such as fiber optic transmission technology including dense wavelength division multiplexing (DWDM), digital subscriber lines ("DSL") and local multipoint distribution service ("LMDS").

     The technological advancements, growth and demand within the industry have resulted in:

     - the continuing upgrade of existing HFC networks to two-way, interactive broadband networks in order to provide new and improved services and to compete against other communications technologies including DSL, LMDS and direct broadcast satellite ("DBS");

     - increased and deeper utilization of fiber optic technology, including the DWDM into the network;

     - consolidations among cable operators as a result of the increased needs of the system upgrades;

     - investments in cable operators by non-cable operators in an effort to compete for both new and existing services and provide a full range of communication services; and

     - increased demand for more reliable cable networks due to the new services being offered.

     The Company's expansive product offerings position it well to meet the growing needs of the industry, offering end-to-end solutions to meet the demands of the three principal segments of the cable industry. Product innovation will remain a critical focus for ANTEC as the ever-increasing drive for bandwidth pushes the customers' needs for a full suite of equipment solutions throughout their networks.

PRINCIPAL PRODUCTS

     ANTEC has been a major supplier of products to the cable industry since 1969 and provides a broad range of products and services to cable system operators. The Company supplies the most complete set of products required in a cable system including headend, distribution, drop and in-home subscriber products. ANTEC's vast product offerings can be classified into four distinct product categories: Cable Telephony and Internet Access, Optical and Broadband Transmission, Outside Plant and Powering, and Supply.

     Cable Telephony and Internet Access. The Company supplies products for this explosive cable telephony and high-speed data access business under the brand name Cornerstone. These products are designed and manufactured by Arris, the Company's joint venture with Nortel. These products, sold to telecommunications operators by ANTEC, include Host Digital Terminals ("HDTs") and cable modem termination system ("CMTS") devices for the headend, as well as voice ports and cable modems at the home. The HDT provides an interface between the HFC system and digital telephone switches. Located at headends or hubs, it works by converting telephony signals into RF signals for transmission over the HFC network to voice ports, which are located at the customer's premises. The CMTS allows for two-way traffic between the customer's premises and the cable provider of data transferred over high-speed Internet access. Voice over Internet Protocol ("VoIP") telephony and data products, including the Packet Port and Advanced Internet Protocol Module ("AIPM") are planned for introduction and deployment during the latter part of 2000. Additionally, the Company provides training, technical support, engineering and installation services for these products. Sales of these combined product lines were approximately 28%, 6% and 5% of the consolidated net sales of the Company for the years ended December 31, 1999, 1998 and 1997, respectively.

     Optical and Broadband Transmission. ANTEC is one of the leading suppliers of fiber optic related transmission products to the cable industry. Traditionally, cable systems were designed using coaxial cable and a series of amplifiers throughout the distribution network. Today, almost every substantial upgrade or rebuild replaces elements of the traditional system with fiber optic technology. The use of a fiber optic system enables the operator to send its signals greater distances and with less signal degradation than the traditional coaxial system. In addition, fiber optic cable's capacity to transmit a wider bandwidth greater distances than coaxial cable allows for the transmission of more video, high-speed data and telephony services to the subscriber's home. The use of fiber optic technology reduces the need for overall maintenance costs associated with active electronic components. ANTEC supplies the key product components for the fast growing fiber optic rebuild or upgrade markets: 1310 and 1550 optical laser transmitters, DWDM products, laser receivers, optical nodes, RF distribution amplifiers, and taps and line passives. In a fiber optic network, optical signals are transmitted throughout the distribution system along a fiber optic cable from the headend to the node, where the signal is received optically, converted to RF electronic signals, and transferred via coaxial cable to the home. Nodes provide the interface between the fiber optic network and the coaxial distribution system. Distribution amplifiers strengthen the signal either on its way to the node or from the node. Taps and line passives split the signal for transmission along various branches of the distribution system. Laser transmitters convert incoming electronic video signals at the headend to an optical signal that can be transmitted over the fiber optic cable. The laser receiver is able to detect the light coming out of the cable and convert it back into electronic signals for further transport to the home via coaxial cable. In addition to the key components of a fiber optic network, ANTEC sells a variety of ancillary fiber optic products, including the shelf assemblies in which lasers are mounted. The Company also manufactures certain other telecommunications products, including T-1 and XDSL components, for signal broadband in traditional telephony architectures.

     Sales of the aforementioned products related to the Company's broadband and optical products offerings were 29%, 34% and 23%, respectively, of the consolidated net sales of the Company for the years ended December 31, 1999, 1998 and 1997.

     Outside Plant and Powering. The transmission and drop systems of the HFC networks require, and the Company's product offerings include, drop passives that are sold under the Regal and Monarch brand names, customized wire assemblies and transition cable, connectors for both field and at-the-home use, outside plant apparatus and enclosures, and power supplies. Power supplies provide uninterruptible stand-by power using batteries or generator back-up supply. These products can be configured for centralized or distributed power architectures and have been newly designed and introduced for advanced HFC/telephony architectures. Also included in this product family are network interface devices ("NIDs"). The Company manufactures NIDs, for both the traditional telephony and the HFC architectures, which serve as the demarcation point where the signal from the service provider meets the wiring of the subscribers' premises. Sales of outside plant and powering products accounted for approximately 17%, 22% and 23% of consolidated net sales of the Company for the years ended December 31, 1999, 1998 and 1997, respectively.

     Supply. Distribution networks, whether fiber optic or coaxial, can be constructed either above or below ground. In an aerial system, the transmission cable is supported by galvanized steel cables, or "strand", which run from pole to pole. ANTEC supplies, in addition to the fiber optic and coaxial cable itself, strand as well as the support and attachment hardware needed throughout the system. In an underground system, buried transmission cable requires protection and is frequently encased in conduit that the Company also supplies. In addition, to meet its customers' need for ancillary products, the Company supplies various test equipment, installation materials, tools and other safety equipment used in HFC cable systems. The Company is also a value-added distributor of circular connectors for the original equipment manufacturer ("OEM") and military markets. Sales of these combined products were approximately 26%, 38% and 46% of the consolidated sales of the Company for the years ended December 31, 1999, 1998 and 1997, respectively.

     ANTEC, through ESP, provides engineering consulting services primarily for developers of HFC cable systems products. These services provided less than 5% of the combined sales of the Company for the years ended December 31, 1999, 1998, and 1997, respectively.

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

SALES AND MARKETING

     Rapid industry consolidation has resulted in an increasingly smaller customer group. This dynamic demands a highly focused sales approach, which ANTEC enhanced with its 1999 sales force reorganization. The new structure of the organization is designed to meet the challenges that these consolidations have brought head-on, in focusing on the top seven multiple system operators ("MSOs"), major Telcos, overbuilders, competitive local exchange carriers ("CLECs") and other business opportunities. It is antici-pated that the customer base will continue the trend of system swaps, mergers and acquisitions during the new year. ANTEC's ability to respond quickly to these changes and deploy its resources in a highly focused manner will be key to future success.

     The reorganization of the sales force is structured around the customer, where the Company will manage the sales and positioning of all of ANTEC's product offers, providing the customer with optimized system solutions. The individuals heading these National Accounts focus exclusively on specific accounts and have the responsibility for serving their respective customers, increasing ANTEC's market share in each account and ensuring ANTEC's business growth across all product lines.

     In order to serve these account leaders in the field and effectively manage the regional challenges of all customers, ANTEC has established a Regional Sales and Support level, divided geographically with the responsibility for deploying resources where required.

     Ensuring that ANTEC continues to secure the best of customer relationships will be the focus of the senior executive sales team. These individuals will continue to focus on the growth of these accounts at all levels, leveraging their years of service and technological experience to insure account plans are achieved.

     ANTEC also maintains strong customer relationships through an inside sales group that is responsible for regular phone contact, prompt order entry, timely and accurate delivery and effective sales administration for the many changes frequently required in any substantial rebuild or upgrade activity. In addition, the sales structure includes sales engineers and technicians that can assist customers in system design and specification and can promptly be on site to "trouble shoot" any problems as they arise during a project. An important element of the Company's sales strategy is to maintain optimal inventory levels of a wide variety of products to enable prompt delivery to customers.

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

     The Company utilizes sophisticated computer systems. These systems are on-line, real time, and fully integrated, providing the user with cost, product location and availability, credit history, order tracking and material management information, daily sales and profitability information, customer profile information, product inquiry information and the capacity to permit paperless transactions with customers.

RESEARCH AND DEVELOPMENT

     ANTEC conducts an active research and development program to strengthen and broaden its existing products and systems and to develop new products and systems. The Company's strategy behind its research and development efforts is to identify the products and systems which are, or are reasonably expected to be, needed by a substantial number of customers in the Company's markets. Upon further assessment of these products and systems and their potential marketability, the Company allocates its resources to areas with the highest potential for future benefits to the Company. The Company's research and development expenditures for the years ended December 31, 1999, 1998 and 1997 were approximately $16.6 million, $14.4 million and $13.4 million, respectively. Additionally, the Company strives to develop new products and technology applications, both through its own engineering resources and by forging strategic alliances with other companies such as Nortel with our Arris joint venture. Arris spends a significant amount of its resources in research and development of the Company's Cable Telephony and Internet Access products.

PATENTS

     The Company holds various patents with respect to certain of its products and actively seeks to obtain patent protection for significant inventions and developments. ANTEC's patents are used to enhance to Company's competitiveness within the industry.

MANUFACTURING

     The Company develops, manufactures, assembles or acquires all of its products. The Company maintains a vertically integrated structure that ensures quick response from the design phase through the manufacturing process. This capability is a critical factor in shortening product development time and permits ANTEC to react quickly to the needs of its customers. Manufacturing operations range from electro/mechanical, labor-intensive assembly to sophisticated electronic surface mount automated assembly lines. The typical production cycle for the Company's products, from the purchasing of raw components to manufacturing and shipping products, is three months or less. A significant element of the Company's manufacturing strategy is to subcontract production where the scale and capacity of other manufacturers make it economical to do so.

     ANTEC operates five major manufacturing facilities which produce its products, all of which are ISO certified. The Company also utilizes various contract manufacturers to supplement its manufacturing needs. In addition, the Company acquires products for resale from other domestic and foreign manufacturers.

     The Company operates two facilities in Juarez, Mexico. The first, a 135,000 square foot electronic design and assembly facility used in prototyping, manufacturing and testing the majority of all optronics, RF amplifier lines and nodes. This facility houses sophisticated electronic surface mount and thru-hole automated assembly lines. The entire operation is moving rapidly into more sophisticated and efficient supply chain processes. The second, a 60,000 square foot electro/mechanical assembly plant, produces various fiber optic closures and apparatus as well as intermediate and final assemblies for powering and demarcation products.

     Plastic injection molded parts are manufactured in a 50,000 square foot facility in El Paso, Texas. The Company produces its own molding tools in Tinton Falls, New Jersey using state-of-the-art computer design software and machining systems. With the consolidation plan announced during the fourth quarter of 1999, this function will be transitioned to the El Paso plastics facility. All metal housings are manufactured in a metal fabricating facility also located in El Paso, Texas. This 120,000 square foot plant supplies enclosures for various powering, demarcation and outside plant products.

     The Company also operates a 130,000 square foot facility in Rock Falls, Illinois. This facility manufactures various outside plant equipment including T-1 repeater cases and transition cable.

     The Company's Cable Telephony and Internet Access products are manufactured by Arris through a series of strategic manufacturing partnerships in the United States and the Far East. The Company holds an 18.75% interest in Arris.

     All of the manufacturing facilities, with the exception of the electronic assembly facility, are leased. The remaining lease terms vary from one to nine years. The lease rates are very competitive for the geographic areas in which they are located and ANTEC enjoys outstanding relationships with all of its landlords.

MATERIALS AND SUPPLIES

     ANTEC makes significant purchases of electronic components, metals, OEM products, and other materials and components from various domestic and some foreign sources. The Company has been able to obtain sufficient materials and components to meet its needs. In a continual effort to hedge against potential part shortages, the Company may occasionally maintain special inventories of certain components. Additionally, the Company actively develops and maintains alternative sources for essential materials and components.

BACKLOG

     The Company's backlog consists of unfilled customer orders believed to be firm and long-term contracts that have not been completed. The Company's backlog for the years ended December 31, 1999, 1998 and 1997 was approximately $105.4 million, $37.4 million and $44.7 million, respectively.

     The Company believes that substantially all of the backlog existing at December 31, 1999 will be shipped within the succeeding year. With respect to long-term contracts, the Company includes in its backlog only amounts representing orders currently released for production. The amount contained in backlog for any contract or order may not be the total amount of the contract or order. The amount of the Company's backlog at any given time does not reflect expected revenues for any fiscal period.

INTERNATIONAL OPPORTUNITIES

     The international market remains an upside opportunity for ANTEC. The Company continues to believe that international opportunities exist and continues to invest in worldwide marketing efforts, which have yielded some promising results in several regions during 1999. Increased use of our products in Central Europe, Scandinavia and Spain significantly grew our European bookings. ANTEC remains a major supplier of HFC products to United Pan Europe Communications ("UPC"), which is Europe's largest cable operator. In South America, the Company continued to hold major market share in Argentina, Chile and Peru, and business improved in these countries during 1999. In Asia, ANTEC secured a contract for optical networking gear with Shanghai Bell, China's largest provider of telecommunications services. This contract should open the door to the world's second largest installed cable television population, representing a huge upgrade market for ANTEC. The Company maintains sales offices in Argentina, Australia, Brazil, China, Hong Kong, Italy, Mexico, Singapore, Spain and the United Kingdom.

SEASONALITY

     Although the Company's business is not highly seasonal, the Company's sales in the second and third quarters have generally been the strongest as cold weather and the holiday season negatively impact construction and purchasing patterns in the fourth quarter and, to a lesser extent, the first quarter of the year.

SIGNIFICANT CUSTOMERS

     ANTEC's two largest customers for 1999 were AT&T and Cox Communications. Traditionally, a significant portion of the Company's revenue is derived from sales to AT&T aggregating $347.4 million, $142.7 million and $46.6 million for 1999, 1998 and 1997, respectively. Sales to Cox Communications almost doubled during the year to $57.2 million from $28.9 million in 1998 and $13.7 million in 1997. Sales to AT&T for 1999 accounted for approximately 42.0% of ANTEC's total sales while Cox Communications accounted for approximately 6.9%. No other customer provided more than 5% of the Company's total revenues for 1999.

     ANTEC is currently Cox Communication's exclusive provider of cable telephony network solutions in eight of their key markets across the country while striving to increase the array of products to meet Cox's future needs. ANTEC is also AT&T's primary supplier of cable telephony products. During 1999, AT&T concentrated on setting up headends for cable telephony service, deploying approximately 1,200 of ANTEC's headends in eight metro markets. During the first quarter of 2000, ANTEC and AT&T announced that ANTEC will be AT&T's exclusive provider of constant bit rate cable telephony products through 2003 within these eight markets. With its infrastructure in place and the capacity to provide more than four million lines of service to customers, AT&T is set to begin aggressively marketing cable telephony as it re-enters the local telephone service business.

TURNKEY CONSTRUCTION CONTRACTS

     In response to AT&T's request for turnkey services, the Company formed a joint venture to provide turnkey construction solutions and services. The actual performance of the services was subcontracted by the joint venture to the Company's partner, which is a limited liability company with limited resources. During 1999, AT&T exercised its right to terminate, for convenience, its contracts with the joint venture and to take over the management of these projects directly. The joint venture was not designed as a profit-generating vehicle and the termination of the contracts did not have a material adverse effect on the Company or its product sales to AT&T.

COMPETITION

     All aspects of the Company's business are highly competitive. The broadband communication industry itself is dynamic, requiring the companies that compete in these markets to react quickly and capitalize on change. This requires the Company to retain skilled and experienced personnel as well as deploy substantial resources toward meeting the ever-changing demands of the industry. The Company competes with national, regional and local manufacturers, distributors and wholesalers including some companies larger than ANTEC. The Company's competitors include General Instrument Corporation, now a part of Motorola, Inc., Scientific-Atlanta, Inc., Philips, Harmonic Inc., and C-COR.net Corporation. Various manufacturers who are suppliers to the Company sell directly, as well as through distributors, into the cable marketplace. In addition, because of the convergence of the cable, telecommunications and computer industries and rapid technological development, new competitors are entering the cable market. Many of the Company's competitors or potential competitors are substantially larger and have greater resources than the Company.

     ANTEC's products are marketed with emphasis on quality and are competitively priced. Product reliability and performance, superior and responsive technical and administrative support, and breadth of product offerings are key criteria for competition. Technological innovations and speed to market are an additional basis for competition.

EMPLOYEES

     As of December 31, 1999, the Company had approximately 3,500 full-time employees of which approximately 64 were members of a union. The Company believes that its relationship with its employees is excellent. The future success of the Company depends in part on its ability to attract and retain key executive, marketing, engineering and sales personnel. Competition for qualified personnel in the cable industry is intense, and the loss of certain key personnel could have a material adverse effect on the Company. The Company has entered into employment contracts with its key executive officers. The Company also has a stock option program that is intended to provide substantial incentives for its key employees to remain with the Company.

ITEM 2.  PROPERTIES

     The Company currently conducts its operations from 25 different locations; two of which are owned and the remainder are leased. These facilities consist of sales and administrative offices, warehouses and manufacturing facilities totaling approximately 1,200,000 square feet. The Company's long-term leases expire at various dates through 2009. Two of these leases expired prior to December 31, 1999, and the Company expects to renew these leases, or to obtain alternative space, in the ordinary course of its business. The principal properties are located in Ontario, California; Tinton Falls, New Jersey; Duluth, Georgia; Denver, Colorado; El Paso, Texas; Cary, North Carolina; Rock Falls, Illinois; Juarez, Mexico and Chesham, England. The Company believes that its current properties are adequate for its operations, although the Company is in the process of consolidating its Tinton Falls, New Jersey operations into the corporate facility in Duluth, Georgia and down to the Southwest facilities.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not currently engaged in any litigation that it believes would have a material adverse effect on its financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 1999, no matters were submitted to a vote of the Company's security holders.

                       EXECUTIVE OFFICERS OF THE COMPANY

NAME                                         AGE                    POSITION
----                                         ---                    --------
John M. Egan...............................  52    Chairman, Chief Executive Officer and
                                                   Director
Robert J. Stanzione........................  52    President, Chief Operating Officer and
                                                   Director
Lawrence A. Margolis.......................  52    Executive Vice President and Chief
                                                   Financial Officer
Gordon E. Halverson........................  57    Executive Vice President and Chief
                                                   Executive Officer, TeleWire Supply
Mark J. Scagliuso..........................  41    Vice President and Chief Accounting and
                                                   Information Officer
James E. Knox..............................  62    General Counsel and Assistant Secretary
Michael Graziano...........................  39    Treasurer

     John M. Egan joined the Company in 1973 and has been President and Chief Executive Officer of ANTEC and its predecessors since 1980. On January 1, 2000, Mr. Egan stepped down from his role as Chief Executive Officer of ANTEC. He remains the Chairman of the Board and is continuing as a full-time employee. He became Chairman of ANTEC in 1997. Mr. Egan is on the Board of Directors of the National Cable Television Association ("NCTA"), the Walter Kaitz Foundation (an association seeking to help the cable industry diversify its management workforce to include minorities), and has been actively involved with the Society of Cable Television Engineers and Cable Labs, Inc. Mr. Egan received the NCTA's 1990 Vanguard Award for Associates.

     Robert J. Stanzione has been President, Chief Operating Officer and Director since January 1998. On January 1, 2000, Mr. Stanzione assumed the role of Chief Executive Officer of ANTEC. From October 1995 to December 1997, he was President and Chief Executive Officer of Arris Interactive, L.L.C., a joint venture company of ANTEC and Nortel. From 1969 to 1995, he held various positions with AT&T Corporation.

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

     Mark J. Scagliuso has been Vice President and Chief Accounting and Information Officer of ANTEC since June 1998 and Chief Financial Officer of the manufacturing arm of the Company since 1994. From 1989 to 1994, he was Executive Vice President, Chief Operating and Financial Officer and Corporate Secretary of Keptel, Inc., a designer, manufacturer and marketer of outside plant telecommunications and transmission equipment for both residential and commercial use, primarily by telephone companies, acquired by ANTEC in 1994. Prior to 1989 he was a Senior Manager with the auditing and consulting practice at Ernst & Young LLP (then Ernst & Whinney).

     James E. Knox has been General Counsel and Assistant Secretary since February 1996. He has been Senior Vice President and Secretary of Anixter International Inc. since 1986 and was a partner of Mayer, Brown & Platt from 1992 to 1996.

     Michael Graziano has been Treasurer since June 1998 and Director of Finance of the Company since 1997. From 1995 to 1997 he was the Chief Financial Officer of DVMI, Inc., a manufacturer of retail fixtures and design elements. During the period of 1990 to 1995 he was the Director of Finance for Keptel, Inc., a designer, manufacturer and marketer of outside plant telecommunications and transmission equipment for both residential and commercial use, primarily by telephone companies, acquired by ANTEC in 1994. Prior to 1990 he was a Senior Auditor with Ernst & Young LLP (then Ernst & Whinney).

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

     ANTEC Corporation's common stock trades on the NASDAQ National Market System under the symbol "ANTC". The following table sets forth the high and low sales prices for the Company's common stock on the NASDAQ.

                                                              HIGH         LOW
                                                              ----         ---
1998
First Quarter...............................................  $17  15/16   $10 3/8
Second Quarter..............................................   24  1/4      14 1/2
Third Quarter...............................................   25           12 3/4
Fourth Quarter..............................................   21           11 1/2

1999
First Quarter...............................................  $29  11/16   $18
Second Quarter..............................................   34  3/16     19
Third Quarter...............................................   55  1/4      29 5/8
Fourth Quarter..............................................   60  1/4      23 1/4

2000
First Quarter (through March 10, 2000)......................  $61  1/4     $28 15/16

     The Company has not paid dividends on its Common Stock since its inception. The Credit Facility, the Company's primary loan agreement at December 31, 1999, contains covenants which limit the Company's ability to pay dividends. (See Note 8 of the Notes to the Consolidated Financial Statements.) The Company does not anticipate paying any cash dividends in the foreseeable future, and in 1999, such covenants precluded the Company from declaring any dividends on its Common Stock.

     As of March 10, 2000, there were approximately 313 holders of record of ANTEC common stock.

ITEM 6.  SELECTED CONSOLIDATED HISTORICAL FINANCIAL DATA

     The selected consolidated financial data as of December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999 set forth below are derived from the accompanying audited consolidated financial statements of the Company and should be read in conjunction with such statements and related notes thereto. The selected consolidated financial data as of December 31, 1996 and 1995 and for the year ended December 31, 1995 are derived from audited consolidated financial statements that have not been included in this filing. On February 6, 1997, shareholders of ANTEC Corporation and TSX Corporation ("TSX") approved the Plan of Merger ("Merger") dated as of October 28, 1996 among ANTEC Corporation, TSX Corporation and TSX Acquisition Corporation, and the Merger resulting in TSX becoming a wholly-owned subsidiary of ANTEC effective on that date. Prior to the combination, TSX's fiscal year ended April 30, and ANTEC's fiscal year ended December 31. TSX's historical financial statements for the periods prior to December 31, 1996 had to be adjusted to within 93 days of ANTEC's year-end. Therefore, the statements of operations for the twelve months ended December 31, 1996, and 1995 represent ANTEC's fiscal period ended on those dates combined with TSX's twelve months ended the last Saturday in October 1996, and 1995, respectively. All intercompany sales between TSX and ANTEC were eliminated. The historical consolidated financial information is not necessarily indicative of the results of future operations and should be read in conjunction with the historical consolidated financial statements of the Company and the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report.

                                                1999       1998       1997       1996       1995
                                              --------   --------   --------   --------   --------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED OPERATING DATA:
  Net sales.................................  $826,556   $546,767   $480,078   $690,877   $738,235
  Cost of sales(1)(4).......................   661,574    404,999    365,860    511,646    546,591
                                              --------   --------   --------   --------   --------
  Gross profit..............................   164,982    141,768    114,218    179,231    191,644
  Selling, general, administrative and
     development expenses...................   111,937    105,643    110,803    125,997    135,046
  Amortization of goodwill..................     4,946      4,910      4,927      4,981      4,817
  Restructuring and other(1)(3)(4)(5)(6)....     5,647      9,119     21,550      2,109     21,681
                                              --------   --------   --------   --------   --------
  Operating income (loss)...................    42,452     22,096    (23,062)    46,144     30,100
  Interest expense..........................    12,406      9,337      6,264      8,037     10,801
  Other (income) expense, net...............    (2,970)      (977)      (348)      (501)        --
  Gain on LANcity transaction(2)............   (60,000)        --         --         --         --
  Gain on sale of Canadian business(7)......        --         --         --     (3,835)        --
                                              --------   --------   --------   --------   --------
  Income (loss) before income tax expense...    93,016     13,736    (28,978)    42,443     19,299
  Income tax expense (benefit)..............    38,493      7,911     (7,534)    16,083     10,497
                                              --------   --------   --------   --------   --------
  Net income (loss).........................  $ 54,523   $  5,825   $(21,444)  $ 26,360   $  8,802
                                              ========   ========   ========   ========   ========
CONSOLIDATED BALANCE SHEET DATA:
  Working capital...........................  $252,834   $200,194   $133,302   $185,288   $165,202
  Total assets..............................   760,072    532,645    443,883    510,249    509,821
  Long-term debt............................   183,500    181,000     72,339    102,658    117,920
  Stockholders' equity......................   347,335    249,778    295,785    310,388    282,010
NET INCOME (LOSS) PER COMMON SHARE:
  Basic.....................................  $   1.49   $    .16   $   (.55)  $    .69   $    .24
                                              ========   ========   ========   ========   ========
  Diluted...................................  $   1.33   $    .15   $   (.55)  $    .67   $    .23
                                              ========   ========   ========   ========   ========

---------------

(1) In the fourth quarter of 1999, in conjunction with the consolidation of the New Jersey facility to Georgia and the Southwest coupled with the discontinuance of certain product offerings, the Company recorded a charge of approximately $16.0 million. Included in the charge was approximately $2.6 million related to personnel costs and approximately $3.0 million related to lease termination and other charges. Included in the charge was an elimination of certain product lines resulting in an inventory obsolescence charge totaling approximately $10.4 million, which has been reflected in cost of sales. (See Note 5 of the Notes to the Consolidated Financial Statements.)
(2) In the first quarter of 1999, the Company completed the combination of the Broadband Technology Division of Nortel Networks ("LANcity") with Arris Interactive, L.L.C. ("Arris"), a joint venture between ANTEC and Nortel Networks ("Nortel"). The Company recorded a pre-tax gain of $60.0 million, net of related expenses, based on an independent valuation of LANcity. The transaction was accounted for as if it were a gain on the sale by ANTEC of a 12.50% interest in Arris to Nortel in exchange for 12.5% of LANcity and deferred income taxes were provided on the gain. (See Note 11 of the Notes to the Consolidated Financial Statements.)
(3) In the first quarter of 1998, in connection with the consolidation plan of the Company's corporate and administrative functions, the Company recorded a charge of approximately $10.0 million. Included in the charge was approximately $7.6 million related to personnel costs and approximately $2.4 million related to lease termination and other costs. During the fourth quarter of 1998, the restructuring charge was reduced by $0.9 million as a result of the ongoing evaluation of the estimated costs associated with these actions. (See Note 5 of the Notes to the Consolidated Financial Statements.)
(4) In the first quarter of 1997, in connection with the Merger, the Company recorded merger/integration costs aggregating approximately $28.0 million. Included in the merger/integration charge was a write-off of redundant inventories totaling approximately $6.5 million that has been reflected in cost of sales. (See Note 5 of the Notes to the Consolidated Financial Statements.)
(5) In the fourth quarter of 1996, the Company recorded a charge to affect the downsizing of the Company's advertising insertion business. Included in the charge was a write-down of inventories related to the advertising insertion business of approximately $1.5 million that has been reflected in cost of sales.
(6) In the third quarter of 1995, the restructuring charge resulted from the Company's decision to reorganize, streamline and consolidate its existing businesses in order to reduce costs of operations and to refocus its product and market development activities.
(7) In the third quarter of 1996, the Company sold its Canadian distribution business to Cabletel Communications Corporation ("Cabletel").

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following should be read in conjunction with the Company's consolidated financial statements and the related notes thereto and the description of the Company's business included elsewhere in this Report.

INDUSTRY CONDITIONS

     The Company's performance is largely dependent on capital spending for constructing, rebuilding, maintaining or upgrading broadband communications systems. Capital spending in the telecommunications industry is cyclical. The amount of capital spending and, therefore, the Company's sales and profits, are affected by a variety of factors, including general economic conditions, availability and cost of capital, other demands and opportunities for capital (such as acquisitions), regulations, demand for network services, competition and technology, and real or perceived trends or uncertainties in these factors.

     Over the past few years, capital spending in the industry has been significantly higher as a result of the Telecommunications Act of 1996 (the "Act") and recent technological advances. Under the Act, traditional long-distance carriers, local phone companies and cable companies now are permitted to compete more directly with each other. As the traditional cable companies have upgraded their equipment in order to offer more services -- by, for instance, offering data and voice communications -- and to effectively compete with new market entrants, demand for the Company's products has increased significantly. In addition, competition from satellite and other systems has forced many cable systems to update their equipment with recently developed technology in order to offer more channels and more features.

     The Company expects these trends to continue for the foreseeable future and for demand of the Company's products to continue to grow. Its largest clients are aggressively updating and expanding their networks, and these efforts will take at least several years to complete. However, wireless technologies may be developed that facilitate bypassing existing distribution systems. In addition, new market entrants may elect to purchase their equipment through other distribution channels or from competitors of the Company and, similarly, as consolidation in the industry continues, the Company may gain or lose customers to others. Also, capital spending will remain subject to the factors discussed above, which are difficult to predict with any accuracy.

     The demand for broadband access has increased significantly in recent years due to the powerful growth of the Internet facilitated by the widespread use of the World Wide Web for communicating and accessing information. Rapid growth in the number of Internet users and the demand for high-speed, high-volume interactive services has strained the existing communications networks. Increasingly, the value of high-speed Internet access experienced at work, is being demanded at similar levels of access from the home. The broadband pipe is the network that carries video, voice and data from the system providers to the consumers. Employing the combination of fiber optic and coaxial cable, the broadband pipe is larger than the traditional networks designed to carry only voice and data signals. Because the technologies are evolving and the signals are growing in complexity, solutions are needed to provide the broadband system operators with the flexibility to invest in the capacity needed to carry more high-volume interactive services to more customers. There is a need to customize these networks to allow for different types and combinations of services. ANTEC is focused on meeting the needs of the network service providers as well as meeting the increasing demand along the "last mile" of the infrastructure where the home connects to the local network. The Company's expansive product offerings position it well to meet these industry challenges, offering a full range of end-to-end solutions. Product innovation will remain a critical focus for ANTEC as the ever-increasing drive for bandwidth pushes technologies and solutions forward.

RESULTS OF OPERATIONS

     During 1999, ANTEC experienced a record year for both revenues and earnings despite a slip in the Company's overall gross margin performance related to a shift in the consolidated product mix. The reader of this material should carefully consider the financial statements and related notes contained elsewhere in this report.

     The following table sets forth relevant financial data as a percentage of net sales:

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                               1999     1998     1997
                                                              ------   ------   ------
Net sales...................................................  100.0%   100.0%   100.0%
Cost of sales...............................................   80.0     74.1     76.2
                                                              -----    -----    -----
Gross profit................................................   20.0     25.9     23.8
Selling, general, administrative and development expenses...   13.5     19.3     23.1
Amortization of goodwill....................................    0.6      0.9      1.0
Restructuring and other.....................................    0.7      1.7      4.5
                                                              -----    -----    -----
Operating income (loss).....................................    5.1      4.0     (4.8)
Interest expense and other, net.............................    1.5      1.7      1.3
Other (income) expense, net.................................   (0.4)    (0.2)    (0.1)
Gain on LANcity transaction.................................   (7.3)      --       --
                                                              -----    -----    -----
Income (loss) before income tax expense (benefit)...........   11.3      2.5     (6.0)
Income tax expense (benefit)................................    4.7      1.4     (1.5)
                                                              -----    -----    -----
Net income (loss)...........................................    6.6%     1.1%    (4.5)%
                                                              =====    =====    =====

SIGNIFICANT CUSTOMERS

     ANTEC's two largest customers for 1999 were AT&T and Cox Communications. Traditionally, a significant portion of the Company's revenue is derived from sales to AT&T aggregating $347.4 million, $142.7 million and $46.6 million for 1999, 1998 and 1997, respectively. Sales to Cox Communications almost doubled during the year to $57.2 million from $28.9 million in 1998 and $13.7 million in 1997. Sales to AT&T for 1999 accounted for approximately 42.0% of ANTEC's total sales while Cox Communications accounted for approximately 6.9%. No other customer provided more than 5% of the Company's total revenues for 1999.

     ANTEC is currently Cox Communication's exclusive provider of cable telephony network solutions in eight of their key markets across the country while striving to increase the array of products to meet Cox's future needs. ANTEC is also AT&T's primary supplier of cable telephony products. During 1999, AT&T concentrated on setting up headends for cable telephony service, deploying approximately 1,200 of ANTEC's headends in eight metro markets. During the first quarter of 2000, ANTEC and AT&T announced that ANTEC will be AT&T's exclusive provider of cable telephony products through 2003 within these eight markets. With its infrastructure in place and the capacity to provide more than four million lines of service to customers, AT&T is set to begin aggressively marketing cable telephony as it re-enters the local telephone service business.

TURNKEY CONSTRUCTION CONTRACTS

     In response to AT&T request for turnkey services, the Company formed a joint venture to provide turnkey construction solutions and services. The actual performance of the services was subcontracted by the joint venture to the Company's partner, which is a limited liability company with limited resources. During 1999, AT&T exercised its right to terminate, for convenience, its contracts with the joint venture and to take over the management of these projects directly. The joint venture was not designed as a profit-generating vehicle and the termination of the contracts did not have a material adverse effect on the Company or its product sales to AT&T.

COMPARISON OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

     Net Sales. ANTEC's revenue for 1999 increased by 51.2% to $826.6 million as compared to 1998 revenues of $546.8 million. The Company experienced a rapid rise in revenue during the year resulting from the large increase in capital spending by communication providers, particularly the multiple system operators ("MSOs"), as they rebuild their plants in an effort to provide additional services, such as telephony. Several of the Company's product lines, Cable Telephony and Internet Access products in particular, benefited from the substantial growth in spending. The Company's Cornerstone voice and data product sales grew from approximately $31.0 million in 1998 to approximately $232.3 million in 1999, an increase of more than 649%. Cornerstone's growth focused on the strength of Host Digital Terminal ("HDT") sales. The HDT product provides an interface between the hybrid fiber-coax ("HFC") system and digital telephone switches. Additionally, the introduction of revenue from LANcity cable product sales, Cornerstone "data", was included in the results for the final three quarters of 1999. These cable modems and cable modem termination systems ("CMTS") have an open scaleable architecture ideal for small to large networks, allowing end users to work at speeds hundreds of times faster than conventional dial-up connections. Sales of these data products amounted to approximately $37.4 million for 1999. In addition, during the fourth quarter of 1999, the Company recorded revenue of approximately $28.7 million in connection with the sale of RF Concentration software to AT&T. This software is used in conjunction with the HDT and AT&T purchased licenses equivalent to the number of HDTs they purchased during 1999. Effective January 1, 2000 the price of the software is now being packaged with the sale of the HDT.

     The balance of the revenue increase for 1999, as compared to the prior year, was from substantial revenue growth across most of the Company's other product offerings. Exclusive of the Cornerstone voice and data growth, combined sales for the remaining product lines increased approximately $78.8 million:

     - The Company's Optical and Broadband Transmission product offerings experienced revenue growth of approximately $54.3 million for the year ended December 31, 1999 as compared to last year. This growth was across all product lines within this area, particularly the optronics and node products.

     - The Outside Plant and Powering product offerings increased revenue by approximately $17.4 million during 1999 as compared to last year. Sales of Monarch brand products, including drop, aerial, ground and underground products, lead the increase within this product offering followed by increased sales of Network Interface Devices ("NIDs").

     - Within the Supply area of products, revenue grew from approximately $207.5 million in 1998 to $213.0 million in 1999. Sales of fiber optic cable and installation tools drove this increase.

     Sales to ANTEC's largest customer, AT&T, reached approximately $347.4 million during 1999, or approximately 42.0% of the annual volume as compared to last year when sales to AT&T were $142.7 million or 26.1% of the volume for the year. This marks a $204.7 million increase in revenue from AT&T; an increase of approximately 143% for the year ended December 31, 1999. It is anticipated that AT&T's purchasing levels for 2000 could exceed the levels achieved in 1999.

     Gross Profit. Gross profit in 1999 was $165.0 million as compared to $141.8 million in 1998. Gross profit margins for 1999 slipped 5.9 percentage points to 20.0% versus 25.9% for the prior year. This decrease is attributable to a number of factors, including:

     - Cost of sales for 1999 includes a $10.4 million charge related to the elimination of certain product lines and the resulting inventory obsolescence charge. The Company is discontinuing certain older product lines that are not consistent with the Company's focus on two-way, high-speed Internet, voice and video communications equipment. This discontinuance affects the uninterruptible common ferroresonant ("UCF") and security lock ("SL") powering products and includes a narrowing of the Company's radio frequency ("RF") and optical products.

     - Cornerstone voice and data sales grew tremendously during 1999 and accounted for approximately 28.1% of the consolidated sales for the year. ANTEC has exclusive domestic distribution rights for the Cornerstone voice and data products to cable MSOs. This agreement affords ANTEC distribution-type margins traditionally in the 15% range. As Cornerstone voice and data product sales become a larger percentage of the Company's overall volume, the Company's consolidated gross profit percentage is expected to be impacted by the relatively lower gross margin percentage achieved on these sales.

     - ANTEC's traditional infrastructure products experienced a late year volume fall off coupled with an adverse product mix within the group, favoring lower margin products, principally fiber optic cable.

     - Margins for certain products were lower than anticipated, due, in part, to increased manufacturing costs associated with a number of new product introductions completed during 1999. This included the ramp-up associated with the Total System Powering ("TSP") family of power supplies, enclosures and generators, the new modular Pedestal amplifier and node, the new 870MHz minibridgers and line extenders and the Proteus Scaleable Optical Node and Micro Node products. In line with the trimming of certain product offerings, customers rapidly shifted demand from ANTEC's traditional UCF and SL power supplies and limited bandwidth, RF and Optical products to newer products. This caused temporary part shortages on buy components and resulted in higher than planned unabsorbed overhead, material costs and factory inefficiencies, which negatively impacted margins. Action has been taken to correct this situation and we believe the margin on these products will improve in the coming year.

     - Gross margins were also adversely impacted by the cost of resolving field reliability issues for customers that had purchased the products previously designed and sold by acquired companies. The Company believes these reliability issues were largely resolved in 1999 and should not significantly impact results going forward.

     - Partially offsetting some of the unfavorable gross margin issues, the Company recognized approximately $2.1 million in previously deferred gross margin related to intercompany profit in inventory pertaining to sales of the Company's products to the Tanco joint venture. This venture provided turnkey construction or upgrading of broadband distribution services. ANTEC deferred its ownership portion of this profit on sales to Tanco until Tanco effectively transferred the inventory to the ultimate customer. The Tanco joint venture is in the final stages of dissolution as all remaining contracts relating to the venture have been terminated by AT&T. The termination of these contracts and the dissolution of this venture are not expected to have any material adverse effect on the Company or its product sales to AT&T.

     Selling, General, Administrative and Development ("SGA&D") Expenses. SGA&D expenses in 1999 were $111.9 million as compared to $105.6 million in 1998. As a percentage of sales, SGA&D was 13.5% in 1999 as compared with 19.3% in 1998. SGA&D expenses increased during 1999 as a result of the increased spending for Cornerstone product sales, marketing and support. Additional resources were also allocated to research and development and technical services during 1999, which, in turn, increased those expenses during the year. These additional costs were somewhat offset by the reversal of approximately $1.8 million in over-accrued expenses made early in 1999 due to change in estimated bonuses and a reduction in self-insurance reserves from year end 1998.

     Restructuring. In the fourth quarter of 1999, in conjunction with the announced consolidation of the New Jersey facility to Georgia and the Southwest, coupled with the discontinuance of certain product offerings, the Company recorded a charge of approximately $16.0 million. Included in the charge was approximately $2.6 million related to personnel costs and approximately $3.0 million related to lease termination and other facility shutdown charges. Included in the restructuring, related to the elimination of certain product lines, is an inventory obsolescence charge totaling approximately $10.4 million, which has been reflected in the cost of sales. The personnel-related costs included termination expenses for the involuntary dismissal of 87 employees, primarily engaged in engineering, inside sales and warehouse functions performed at the New Jersey facility. Terminated employees were offered separation amounts in accordance with the Company's severance policy and were provided specific separation dates. In connection with customer demand shifting to the Company's newer product offerings, such as the new Total System Power ("TSP") and the Scaleable and Micro Node products, the Company is discontinuing certain older product lines that are not consistent with ANTEC's focus on two-way, high-speed Internet, voice and video communications equipment. This discontinuance affects the UCF and SL powering products and included the narrowing of the Company's RF and optical products. It is anticipated that, in addition to the recorded charge of $16.0 million, approximately $1.6 million of relocation and fixed asset depreciation expenses, to be incurred in connection with the New Jersey facility closure, will be recognized and expensed during 2000. It is anticipated that all of these actions will be fully implemented during the first two quarters of 2000. These steps are being taken to structure the Company into a more efficient organization and to further integrate ANTEC's speed-to-market philosophy. The Company's manufacturing operations located in New Jersey are being realigned in order to accelerate the production transition from in-house design and tooling functions into the manufacturing process. With the exception of saving approximately $1.5 million in lease obligation and SGA&D costs, it is anticipated the remaining costs related to the New Jersey facility will shift to Georgia and the Southwest. (See Financial Liquidity and Capital Resources.)

     In the first quarter of 1998, in connection with the consolidation plan of the Company's corporate and administrative functions, the Company recorded a charge of approximately $10.0 million. Included in the charge was approximately $7.6 million related to personnel costs and approximately $2.4 million related to lease termination and other costs. During the fourth quarter of 1998, the restructuring charge was reduced by $0.9 million as a result of the ongoing evaluation of the estimated costs associated with these actions. Substantially all of the costs have been incurred. (See Financial Liquidity and Capital Resources.)

     Other Charges. The costs incurred to make modifications to previously sold TSX products have been charged against a reserve created in December 1996, initially $2.6 million, when TSX agreed to make these modifications. These charges amounted to $0.5 million during 1999 and these modifications were completed as of September 30, 1999. During 1998 the charges against the reserve pertaining to the modifications were approximately $1.1 million.

     Gain on LANcity Transaction. The transaction was accounted for, in effect, as if it were a gain on the sale of a 12.50% interest in Arris Interactive, L.L.C., to Nortel Networks in exchange for 12.5% interest in LANcity. As a result, a pre-tax gain of approximately $60.0 million was recognized during the quarter ended March 31, 1999. Additionally, ANTEC became the exclusive distributor of LANcity products to domestic cable operators. (See Note 11 of the Notes to the Consolidated Financial Statements.)

     Interest Expense. Interest expense for 1999 was approximately $12.4 million as compared to $9.3 million in 1998. This increase primarily relates to the full year impact of the issuance of $115.0 million of 4.5%

Convertible Subordinated Notes completed during the second quarter of 1998. During 1999, the average outstanding balance on the Company's revolving line of credit was approximately $60.0 million higher, on average, than the 1998 levels. In 1999, the average effective interest rate was approximately 0.6% lower than in 1998 as the Company achieved more favorable pricing levels on its revolving line of credit.

     The year ended December 31, 1998 also includes the impact of the repurchase of 4.4 million shares of the Company's common stock from Anixter International, Inc. for $63.5 million. Additionally, interest expense for 1998 includes the write-off of the remaining deferred financing fees related to the Company's previous credit facility paid down in May 1998. (See Financial Liquidity and Capital Resources.)

     Other Income and Expenses. The results for 1999 include the impact of approximately $2.2 million of channel fees recorded related to LANcity's first quarter sales to domestic cable companies. Beginning in April 1999, all LANcity revenue pertaining to cable modem and headend products sold into the Company's market was recorded by ANTEC. Due to the timing of the completion of this transaction, a channel fee of 15% was earned by ANTEC for sales of LANcity products sold in the first quarter of 1999.

     Income Tax Expense. Income tax expense for the year ended December 31, 1999 was approximately $38.5 million as compared to the 1998 income tax expense of $7.9 million. The increase in pre-tax earnings for 1999 as compared to 1998 resulted in this substantial increase in the tax expenses recorded in 1999. Additionally, during 1999, the Company shifted its focus towards a more aggressive tax savings and planning strategy. In line with this strategy, the Company has been able to record benefits from filing amended foreign sales corporation ("FSC") returns as well as research and development ("R&D") credits from previous years. Going forward, with this tax strategy in place, the Company should be able to reduce its effective tax rate from that of prior years.

     Net Income. Net income in 1999 was $54.5 million as compared to a net income of $5.8 million recorded in 1998. The results for 1999 include the pre-tax gain recorded on the LANcity transaction of approximately $60.0 million, which was somewhat offset by the fourth quarter restructuring charge of approximately $16.0 million. Included in the 1998 results was a pre-tax restructuring charge of approximately $9.1 million. (See Financial Liquidity and Capital Resources.)

     Eliminating the gain transactions and the respective charges for 1999 and 1998, net income for the year ended December 31, 1999 was approximately $29.5 million or $.76 per diluted share as compared to the 1998 results of approximately $11.3 million or $.29 per diluted share. Stripping away these factors, net income increased primarily as a result of the dramatic revenue growth during 1999.

COMPARISON OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

     Net Sales. Net sales increased approximately 13.9% to $546.8 million in 1998 as compared to $480.1 million in 1997. This increase was achieved despite a 44% decrease in international revenues to $63.5 million in 1998 from $112.8 million in 1997. Sales to TCI, the Company's largest customer, increased approximately 300% to $142.7 million in 1998 from $46.6 million in 1997. Traditionally, a significant portion of the Company's revenue is derived from sales to TCI. The October 1996 decision by TCI to cease accepting shipments of the products the Company and its competitors traditionally sold to it had a material adverse effect on the Company's financial performance in 1997. A future decision by AT&T, TCI or other large cable companies to reduce purchases could have a material adverse effect on the Company's business in the future. The majority of the international shortfall was attributable to the Latin American market. Sales to Latin America were approximately $24.2 million during 1998 as compared to $66.3 million in 1997. Regulatory uncertainties and volatile economic conditions plagued the Company's efforts in Latin America, specifically Brazil, during 1998. Although resolution to some regulatory and licensing issues within Brazil became effective in late December 1998, the devaluation of the currency in January 1999 is expected to continue to depress the market for the Company's products.

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

     Selling, General, Administrative and Development ("SGA&D") Expenses. SGA&D expenses in 1998 were $105.6 million as compared to $110.8 million in 1997. As a percentage of sales, SGA&D was 19.3% in 1998 as compared with 23.1% in 1997. The $5.2 million or 4.7% reduction in SGA&D expenses reflects the Company's continued effort to control expenses.

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

FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

  Reorganization/Merger Costs

     In the fourth quarter of 1999, in conjunction with the announced consolidation of the New Jersey facility to Georgia and the Southwest, coupled with the discontinuance of certain product offerings, the Company recorded a charge of approximately $16.0 million. Included in the charge was approximately $2.6 million related to personnel costs and approximately $3.0 million related to lease termination and other facility shutdown charges. Included in the restructuring was the elimination of certain product lines resulting in an inventory obsolescence charge totaling approximately $10.4 million, which has been reflected in the cost of sales. The personnel-related costs included termination expenses for the involuntary dismissal of 87 employees, primarily engaged in engineering, inside sales and warehouse functions performed at the New Jersey facility. Terminated employees were offered separation amounts in accordance with the Company's severance policy and were provided specific separation dates. In connection with customer demand shifting to the Company's newer product offerings, such as the new Total System Power ("TSP") and the Scaleable and Micro Node products, the Company is discontinuing certain older product lines that are not consistent with ANTEC's focus on two-way, high-speed Internet, voice and video communications equipment. This discontinuance affects the UCF and SL powering products and included the narrowing of the Company's RF and optical products. It is anticipated that, in addition to the recorded charge of $16.0 million, approximately $1.6 million of relocation and fixed asset depreciation expenses, to be incurred in connection with the New Jersey facility closure, will be recognized and expensed during 2000. It is anticipated that all of these actions will be fully implemented during the first two quarters of 2000. These steps are being taken to structure the Company into a more efficient organization and to further integrate ANTEC's speed-to-market philosophy. The Company's manufacturing operations located in New Jersey are being realigned in order to accelerate the production transition from in-house design and tooling functions into the manufacturing process. With the exception of saving approximately $1.5 million in lease obligation and SGA&D costs, it is anticipated the remaining costs related to the New Jersey facility will shift to Georgia and the Southwest.

     In January 1998, ANTEC announced a consolidation plan being implemented concurrently with the creation of the new President and Chief Operating Officer organization in Georgia. The Company has completed the consolidation of its Rolling Meadows, Illinois corporate and administrative functions into either the Duluth, Georgia or the Englewood, Colorado locations during 1999. As part of consolidation, the two principal facilities located in Georgia have been consolidated and certain international operating and administrative functions located in Miami and Chicago have also be consolidated in Georgia. In connection with these consolidations, the Company recorded a charge of approximately $10.0 million in the first quarter of 1998. The components of the restructuring charge included approximately $7.6 million related to personnel costs and approximately $2.4 million related to lease termination payments and other costs. Subsequently, during the fourth quarter of 1998, this charge was reduced by $0.9 million as a result of the ongoing evaluation of the estimated costs associated with these actions. The personnel-related costs included termination expenses related to the involuntary termination of 177 employees, primarily related to the finance, management information systems activities as well as international operational functions located in Chicago and

Miami. Terminated employees were offered separation amounts in accordance with the Company's severance policy and were provided specific separation dates. As of December 31, 1999, 139 of the 177 employees had been terminated and it was determined that 38 employees originally estimated, as part of the 177 employees to be terminated, would remain as employees of the Company. Additionally, the actual cost of terminating or sub-letting real estate obligations in Georgia and Illinois were slightly higher than anticipated. As of December 31, 1999, approximately $0.6 million of accrued costs related to the obligations resulting from this restructuring remain. This remaining balance is expected to be charged during the first quarter of 2000.

     In the first quarter of 1997, in connection with the Merger discussed above, the Company recorded merger/integration costs aggregating approximately $28.0 million. The components of this charge included $6.9 million related to the investment banking, legal, accounting and contractual change of control payments associated with the Merger; $11.2 million related to facility and operational consolidation and reorganization due to the combining of various manufacturing operations; and $3.4 million related to severance costs resulting from the elimination of positions duplicated by the Merger and integration. The personnel-related costs included charges related to the termination of approximately 200 employees primarily resulting from the factors described above. Also included in the total merger/integration charge was a write-off of redundant inventories totaling approximately $6.5 million that has been reflected in cost of sales for the year ended December 31, 1997. The costs related to the facility and operational consolidation and reorganization were comprised of costs associated with the shutdown of several of the Company's operating locations. These costs consisted of lease termination payments, losses on sale and disposal of building and equipment and other related fixed assets. All of the planned facility closings were completed and related cash costs were expended by the end of 1997. In 1997, the Company paid approximately $2.4 million relating to personnel-related costs that represented the termination of approximately 175 employees. As of December 31, 1997, approximately $2.1 million of cash costs had yet to be expended which consisted of contractual obligations resulting from the Merger and other personnel-related costs. The Company expended the remainder of these costs during 1998.

  Financing

     On May 8, 1998, the Company issued $115.0 million of 4.5% Convertible Subordinated Notes ("Notes") due May 15, 2003 (the "Offering"). The Notes are convertible, at the option of the holder, at any time prior to the close of business on the stated maturity date, into the Company's Common Stock at a conversion price of $24.00 per share. The Notes are redeemable, in whole or in part, at the Company's option, at any time on or after May 15, 2001. The net proceeds from the Offering were used to repay all outstanding amounts under the Company's existing credit facility, and the remainder of the net proceeds were invested in government securities, certificates of deposits or similar investment grade securities until June 1998 when the Company completed the repurchase and retirement of approximately 4.4 million shares of Common Stock owned by Anixter International for approximately $63.5 million. (See Note 8 and Note 9 of the Notes to the Consolidated Financial Statements.)

     In May 1998, the Company entered into a new secured four-year credit facility ("Credit Facility") with a group of banks aggregating $85.0 million. The Credit Facility permits the Company to borrow, on a revolving basis, an amount contingent upon the level of certain eligible assets. The Credit Facility provides for various interest rate alternatives. The commitment fee on unused borrowings was approximately 0.5%. The Credit Facility contained various restrictions and covenants, including limits on payments to stockholders, interest coverage, and net worth tests. In April 1999, the Company amended the Credit Facility to increase the existing line from $85.0 million to $120.0 million. The Credit Facility was also amended to increase the assets eligible for borrowings to be advanced against. As of December 31, 1999, the Company had approximately $51.5 million of available borrowings under the Credit Facility and was in compliance with all covenants related to the Credit Facility. The average annual interest rate on borrowings outstanding was approximately 7.615% at December 31, 1999, as compared to 7.50% at December 31, 1998.

  Interest Rates

     As of December 31, 1999, the Company had approximately $68.5 million in floating rate indebtedness. In June 1995 the Company entered into interest rate swap agreements that effectively fix the interest rate on a portion of its floating rate obligation. The interest rate swap agreements include a basic transaction for a notional amount of $50.0 million under which the Company pays a fixed rate of 6.0175% and receives an interest rate based on the three-month London Interbank Offered Rate (LIBOR). These agreements expire in June 2000. The banks may exercise an option to extend the term by one year. A net settlement is calculated and paid on a quarterly basis and is recognized as an adjustment to interest expense. The fair value of the interest rate swap agreements was estimated using a quote from an outside source and represents the cash requirement as if the agreements had been settled at year-end. The fair value of the interest rate swap agreements, which is not reflected in the financial statements, was an asset of less than $10,000 at December 31, 1999.

  Foreign Currency

     A significant portion of the Company's products is manufactured or assembled in Mexico and other countries outside the United States. The Company's sales of its equipment into international markets have been and are expected in the future to be an important part of the Company's business. These foreign operations are subject to the usual risks inherent in conducting business abroad, including risks with respect to currency exchange rates, economic and political destabilization, restrictive actions and taxation by foreign governments, nationalization, the laws and policies of the United States affecting trade, foreign investment and loans, and foreign tax laws. Even though most of the Company's international sales have been dollar denominated, the Company's business could be adversely affected if relevant currencies fluctuate relative to the United States dollar.

  Liquidity Table

                                                                 YEAR ENDED DECEMBER 31,
                                                                --------------------------
                                                                 1999      1998      1997
                                                                ------    ------    ------
                                                                  (DOLLARS IN THOUSANDS)
Working capital.............................................    $252.8    $200.2    $133.3
Current ratio...............................................       2.2       3.0       2.8
Cash provided by (used in) operations.......................    $ (4.6)   $(29.0)   $ 26.8
Proceeds from issuance of common stock......................    $ 21.6    $  9.1    $  3.9
Capital expenditures........................................    $ 20.8    $ 16.8    $ 12.8
A/R collection period (days)................................      70.9      70.7      73.9
Inventory turnover..........................................       3.5       3.0       3.1

  Capital Expenditures

     Capital expenditures are made at a sufficient level to support the strategic and operating needs of the business. The Company's capital expenditures were $20.8 million in 1999 as compared to $16.8 million in 1998 and $12.8 million in 1997. Except for the impact of the Year 2000 discussed below, the Company had no significant commitments for capital expenditures at December 31, 1999. Management expects to invest approximately $18.2 million in capital expenditures for the year 2000.

  Cash Flow

     Cash levels decreased by approximately $1.5 million, $2.8 million and $20.2 million during 1999, 1998 and 1997, respectively. During 1999, net cash used in operating activities was $4.6 million, primarily due to increases in accounts receivable and inventory levels in support of the Company's dramatic growth, while the Company spent $20.8 million in capital expenditures. These cash outlays during 1999 were partially offset by positive cash flows of $24.0 million provided through financing activities. Cash used by operating activities during 1998 was $29.0 million primarily driven by increases in accounts receivable and inventories from the low levels at year end 1997. Investment activity in 1998 consumed $23.0 million. These 1998 outlays were partially offset by $49.2 million of positive cash flows from financing activities. During 1997, operating activities provided cash of $26.8 million. Due to substantially decreased sales levels in 1997, the Company was able to dramatically reduce its accounts receivable and inventory levels producing cash. In 1997, the Company's investing activities consumed $20.5 million and was able to reduce its revolving debt by approximately $30.3 million from the previous year.

     Operating activities utilized cash of $4.6 million during 1999. In the first quarter of 1999, the Company recorded a pre-tax gain of $60.0 million in its Arris joint venture based on the joint venture's estimated value at the time of the transaction. (See Note 11 of the Notes to the Consolidated Financial Statements.) Additionally, increases in accounts receivable and inventories during 1999 utilized cash of approximately $73.4 million and $64.2 million, respectively. The increase in other, net, which utilized approximately $14.5 million in cash, relates to several factors. Of this amount, approximately $4.1 million relates to an increase in prepaid expenses related to the supply chain contract which has been employed to aid the Company in cost reduction efforts. These contract fees are based on a percentage of actual costs saved and payment/expense is contingent on the achievement of those savings. An additional $1.9 million relates to the purchase of a product licensing agreement during the third quarter of 1999. An increase in accounts payable and accrued liabilities provided approximately $112.0 million through December 31, 1999.

     Days sales outstanding ("DSO") was approximately 71 days at December 31, 1999 as compared to the same amount of days outstanding at year end 1998. The fourth quarter of 1999 experienced a surge in receivable levels, primarily due to the record revenue recorded during the fourth quarter, which kept the 1999 DSO within the range of 1998. December sales included approximately $28.7 million in revenue pertaining to RF Concentration software licensing as it relates to AT&T. Approximately $21.9 million in receivables was collected during the first week of January 2000.

     The increase in current inventory levels, as compared to December 31, 1998, is comprised of approximately $20.1 million in raw material and $51.1 million in finished goods, offset by the $10.4 million inventory write-off as previously discussed and by a $0.6 million decrease in work in process. This inventory increase is reflective of the higher revenues and product demands during 1999. A portion of this increase is within the Cornerstone voice and data product offerings. Also, as ANTEC prepared for the forecasted AT&T ramp up, AT&T's demand for HDTs and, to some extent, voice ports, although strong during the fourth quarter of 1999 was not at their previous purchasing levels. ANTEC was unable to alter their contractual purchasing obligations for these products, resulting in this inventory growth. The Company believes this to be a temporary condition as the demand for the Cornerstone product offerings is expected to substantially increase in 2000. Additional growth in inventory is related to the purchase of safety stock on products supplied by vendors who were not or were deemed not to be Year 2000 compliant and where there were no satisfactory second sources available for these products. Despite this increase in inventory levels, inventory turns have improved to 3.5 times in 1999 as compared to 3.0 times recorded in 1998 and 3.1 times recorded in 1997.

     An increase in accounts payable and accrued liabilities of $112.0 million helped to offset these negative cash flows during 1999. This increase in the level of payables and accrued expenses is indicative of the increased purchasing necessary to meet product demand volumes.

     Cash flows used by investing activities were approximately $20.8 million for 1999 as compared to $23.0 million and $20.5 million used during 1998 and 1997, respectively. The investments made during 1999 pertained to the purchase of capital assets. The investments during 1998 included $16.8 million spent on capital assets and $6.8 million invested in/advanced to the Company's joint ventures. During 1997 the Company spent $12.8 million on capital assets and invested in/advanced to its joint ventures approximately $7.8 million.

     Cash flows provided by financing activities were $24.0 million for 1999 as compared to positive cash flows of $49.2 million in 1998 and the negative cash flows of $26.4 million in 1997. All periods presented reflect their respective trends in operating and investing activities. The results for 1999 were affected by the exercise of stock options that provided a positive cash flow of approximately $21.6 million as compared to $9.1 million in 1998 and $3.9 million in 1997. Net borrowings under the Company's credit facility provided approximately

$2.5 million during 1999 while net reductions in debt levels used approximately $6.3 million and $30.3 million during 1998 and 1997, respectively. The most significant financing activity occurred during 1998 resulting from the impact of the issuance of $115.0 million of 4.5% Notes and the repurchase of approximately
4.4 million shares of Common Stock from Anixter International for approximately $63.5 million. (See Notes 8 and 9 of the Notes to the Consolidated Financial Statements.)

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

  NOL Carryforwards

     As of December 31, 1999, the Company had net operating loss carryforwards ("NOL") for domestic and foreign income tax purposes of approximately $11.0 million and $6.9 million, respectively. The Company established a valuation allowance in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. The Company continually reviews the adequacy of the valuation allowance and recognizes the benefits only as reassessment indicates that it is more likely than not that the benefits will be realized. As of December 31, 1999, the valuation allowance on deferred tax assets was approximately $4.9 million.

     The availability of tax benefits of NOL carryforwards to reduce the Company's Federal and state income tax liability is subject to various limitations under the Internal Revenue Code. The availability of tax benefits of NOL carryforwards to reduce the Company's foreign income tax liability is subject to the various tax provisions of the respective countries.

     As of December 31, 1999, tax benefits arising from NOL carryforwards of approximately $5.5 million originating prior to TSX's quasi-reorganization would be credited directly to additional paid-in capital if and when realized.

  Year 2000 Disclosure

     Impact of Year 2000. ANTEC transitioned through January 1, 2000 and experienced no significant date related processing issues. The Year 2000 Issue was addressed as a critical business issue. In that context, ANTEC prepared extensively to ensure system continuity over the transition throughout its internal Information Technology ("IT") and non-IT environments.

     The Year 2000 Issue arose from the past practice of computer programs being written using two digits rather than four to define the applicable year. With regard to dates after December 31, 1999, computer programs with time-sensitive software may have interpreted a date using "00" as the year 1900 rather than the year 2000. If uncorrected, this could have resulted in computational errors as dates are compared across the century boundary. Based on information available to date, ANTEC has not experienced any significant events attributable to Year 2000 Issues.

     State of Readiness. The Company, like other businesses, made substantial preparations for the Year 2000 and had been addressing it since the beginning of 1997. In 1998, the Company began concentrating on a more centralized approach to the Year 2000 Issue and subsequently created a Year 2000 Committee comprised of cross-functional teams from various disciplines throughout the Company. Based on its assessments, the Company determined that it would be required to modify or replace significant portions of its software and certain hardware to enable those systems to properly utilize and recognize dates beyond December 31, 1999.

     The Company's plan regarding the Year 2000 Issue evolved through four phases: assessment, remediation, testing and implementation. During 1999, all phases of the Company's plan were completed including the implementation of the new information technology software related to the Company's distribution efforts during July 1999. As with any new implementation, the Company continues to monitor the performance and success of the new system and increase the training and user base knowledge of the new IT environment.

     Costs. The Company utilized both internal and external resources to reprogram, replace, implement and test the software for the system improvements and Year 2000 modifications. The Company incurred approximately $7.5 million ($5.7 million capitalized for new systems and $1.8 million expensed as incurred) related to its overall system improvements and the Year 2000 project. ANTEC does not anticipate to incurring any material direct costs related to the Year 2000 issue in the future.

     Risks. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products, services and systems of its major suppliers, customers or third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

FORWARD LOOKING STATEMENTS

     Certain information and statements contained in this Management Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report, including statements using terms such as "may," "expect," "anticipate," "intend," "estimate," "believe," "plan," "continue," "could be," or similar variations or the negative thereof constitute forward looking statements with respect to the financial condition, results of operations, and business of ANTEC, including statements that are based on current expectations, estimates, forecasts, and projections about the markets in which the Company operates and management's beliefs and assumptions regarding these markets. Any statements that are not statements about historical facts are forward looking statements. The Private Securities Litigation Reform Act of 1995 (the "Act") provides a "safe harbor" for forward looking statements. These Cautionary Statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the terms of the "safe harbor" provisions of the Act. In order to comply with the terms of the "safe harbor," the Company cautions investors that any forward looking statements made by the Company are not guarantees of future performance and that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward looking statements. Several factors that could cause results or events to differ from current expectations are discussed below. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of the Company's business. In providing forward looking statements, the Company is not undertaking any obligation to update publicly or otherwise these statements, whether as a result of new information, future events or otherwise.

     Rapid technological change and voice and data convergence. ANTEC expects that data communications traffic will grow substantially in the future compared to the modest growth expected for voice traffic. The growth of data traffic is expected to have a significant impact on traditional voice networks and create market discontinuities that should drive the convergence of data and telephony. Many of the Company's traditional customers have already been investing in data networking and that trend is expected to continue. Due to the evolving nature of the communications industry and the technologies involved, there can be no assurance as to the rate of such convergence.

     Rapidly changing technologies, evolving industry standards, frequent new product introductions, and relatively short product life cycles characterize the markets for ANTEC's products. The Company's success is expected to depend, in substantial part, on the timely and successful introduction of new products and upgrades of current products to comply with emerging industry standards and to address competing technological and product developments achieved by its competitors. The success of new or enhanced products is dependent on a number of factors including the timely introduction of such products, market acceptance of new technologies and industry standards, and the pricing and marketing of such products. An unanticipated change in one or more of the technologies affecting telecommunications and data networking, or in market demand for products based on specific technology could have a material adverse effect on the business, results of operations, and financial condition of the Company if it fails to respond in a timely and effective manner to such changes.

     Competition. The Company competes with national, regional and local manufacturers, distributors and wholesalers including some companies larger than ANTEC. The Company's competitors include General Instrument Corporation, now a part of Motorola, Inc., Scientific-Atlanta, Inc., Philips, Harmonic Inc., and C-COR.net Corporation. Since the markets in which the Company competes are characterized by rapid growth and, in certain cases, low barriers to entry and rapid technological changes, smaller niche market companies and start-up ventures may become principal competitors in the future.

     ANTEC expects that it will face additional competition from existing competitors and from a number of companies that may enter ANTEC's existing and future markets. Some of the Company's current and potential competitors have greater financial, marketing and technical resources. A majority of ANTEC's current and potential competitors also have established relationships with the Company's current and potential customers. Increased competition could result in price reductions, reduced profit margins, and loss of market share, each of which could have a material adverse effect on the business, results of operations, and financial condition of the Company.

     International growth, foreign exchange, and interest rates. ANTEC intends to continue to pursue growth opportunities in international markets. In many international markets, long-standing relationships, including local content requirements and type approvals, create barriers to entry. In addition, pursuit of such international growth opportunities may require significant investments for an extended period before returns on such investments, if any, are realized. Such projects and investments could be adversely affected by reversals or delays in the opening of foreign markets to new competitors, exchange controls, currency fluctuations, investment policies, repatriation of cash, naturalization, social and political risks, taxation and other factors, depending on the country in which such opportunities arise. Difficulties in foreign financial markets and economies, and of foreign financial institutions, could adversely affect demand from customers in the affected countries.

     In order to grow internationally, it is expected that the Company will be required to provide significant amounts of customer financing in connection with the sale of products and services.

     General industry and market conditions and growth rates. ANTEC's future operating results may be affected by various trends and factors that must be managed in order to achieve desired operating results. In addition, there are trends and factors beyond the Company's control, which affect its operations. Such trends and factors include general domestic or global economic conditions as well as competitive, technological, and regulatory developments and trends specific to the Company's industry, customers and markets. These conditions and events could be substantially different than believed or expected and these differences may cause actual results to vary materially from the forward looking statements made or the results which could be expected to accompany such statements.

     ANTEC competes in a highly volatile and rapidly growing industry that is characterized by vigorous competition for market share and rapid technological development carried out amidst uncertainty over adoption of industry standards and protection of intellectual property rights. These factors could result in aggressive pricing practices and growing competition both from start-up companies and from well-capitalized communications companies.

     Consolidations in the telecommunications industry. The telecommunications industry has experienced the consolidation of many industry participants and this trend is expected to continue. ANTEC and one or more of its competitors may each supply products to the corporations that have merged or will merge. This consolidation could result in delays in purchasing decisions by the merged corporations with the Company playing a greater or lesser role in supplying the communications products to the merged entity. These purchasing decisions of the merged companies could have a material adverse effect on the Company's business, results of operations, and financial condition.

     Mergers among the supplier base have recently increased and this trend is also expected to continue. The larger combined companies with pooled capital resources may be able to provide solution alternatives with which the Company would be put at a disadvantage to compete. The larger breath of product offerings these consolidated suppliers could provide could result in customers electing to trim their supplier base for the advantages of one-stop shopping solutions for all their product needs. These consolidated supplier companies could have a material adverse effect on the Company's business, results of operations, and financial conditions. Current and future strategic alliances and acquisitions will play a strong role in the Company's ability to compete within this changing landscape.

     Year 2000 Issues. ANTEC transitioned through January 1, 2000 and experienced no date related processing issues. The Year 2000 Issue was addressed as a critical business issue. Based on currently available information, the Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products, services and systems of its major suppliers, customers or third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly. However, should any latent Year 2000 issues arise, there can be no guarantee that the affects can be contained, addressed and resolved in a manner quick enough to prevent any adverse effects on the Company's business. The Company believes the actions taken with regards to the Year 2000 should minimize the risk of potential business interruption due to latent Year 2000 issues.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following discussion of the Company's risk-management activities includes "forward looking statements" that involve risks and uncertainties. Actual results could differ materially from those projected in the forward looking statements.

     ANTEC is exposed to various market risks, including interest rates and foreign currency rates. Changes in these rates may adversely affect its results of operations and financial condition. To manage the volatility relating to these typical business exposures, ANTEC may enter into various derivative transactions, when appropriate. ANTEC does not hold or issue derivative instruments for trading or other speculative purposes. As of December 31, 1999, the Company had no material contracts denominated in foreign currencies.

     ANTEC uses interest rate swap agreements, with large creditworthy financial institutions, to manage its exposure to interest rate changes. The swaps involve the exchange of fixed and variable interest rate payments without exchanging the notional principal amount. Payments or receipts on these agreements are recorded as adjustments to interest expense. At December 31, 1999 the Company had outstanding interest rate swap agreements denominated in dollars, maturing in 2001, with an aggregate notional principal amount of $50.0 million. Under these agreements, the Company receives a floating rate marked to LIBOR and pays a fixed interest rate. The swaps effectively change the Company's payment of interest on $50.0 million of variable rate debt to fixed rate debt.

     The fair value of the interest rate swap agreements represents the estimated receipts or payments that would be made to terminate the agreements. At December 31, 1999, the Company would have received approximately $2,000 upon termination of the agreements. A 1% decrease in short-term borrowing rates would increase the amount paid to terminate the agreements by approximately $0.7 million. See Note 2 and Note 8 of Notes to the Consolidated Financial Statements for a discussion of the accounting policies for interest rate swaps and financial instruments, respectively.

     The Company is exposed to foreign currency exchange rate risk as a result of sales of its products in various foreign countries and manufacturing operations conducted in Juarez, Mexico. In order to minimize the risks associated with foreign currency fluctuations, most sales contracts are issued in U.S. dollars. The Company has previously used foreign currency contracts to hedge the risks associated from foreign currency fluctuations for significant sales contracts, however, no such contracts were in place at December 31, 1999. The Company constantly monitors the exchange rate between the U.S. dollar and Mexican peso to determine if any adverse exposure exists relative to its costs of manufacturing. The Company does not maintain Mexican peso-denominated currency. Instead, U.S. dollars are exchanged for pesos at the time of payment.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The report of independent auditors and consolidated financial statements and notes thereto for the Company are included in this Report and are listed in the Index to Consolidated Financial Statements which appears on page 29.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                      ANTEC CORPORATION

          INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Ernst & Young LLP, Independent Auditors...........   30
Consolidated Balance Sheets at December 31, 1999 and 1998...   31
Consolidated Statements of Operations for the years ended
  December 31, 1999, 1998 and 1997..........................   32
Consolidated Statements of Cash Flows for the years ended
  December 31, 1999, 1998 and 1997..........................   33
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1999,  1998 and 1997.............   34
Notes to the Consolidated Financial Statements..............   35

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
ANTEC Corporation

     We have audited the accompanying consolidated balance sheets of ANTEC Corporation as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of ANTEC's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ANTEC Corporation at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          /s/ ERNST & YOUNG LLP

Atlanta, Georgia
February 9, 2000

                               ANTEC CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1999           1998
                                                              ------------   ------------
                                                                    (IN THOUSANDS)
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................    $  2,971       $  4,436
  Accounts receivable (net of allowances for doubtful
     accounts of $7,505 in 1999 and $4,609 in 1998).........     197,350        123,959
  Inventories...............................................     215,216        150,988
  Income taxes recoverable..................................      10,403             --
  Deferred income taxes.....................................      16,442         16,589
  Other current assets......................................      15,989          6,089
                                                                --------       --------
          Total current assets..............................     458,371        302,061
Property, plant and equipment (net of accumulated
  depreciation of $43,195 in 1999 and $35,933 in 1998)......      51,406         41,612
Goodwill (net of accumulated amortization of $46,641 in 1999
  and $41,695 in 1998)......................................     149,836        154,782
Investments.................................................      70,968         11,743
Deferred income taxes.......................................       5,918          6,002
Other assets................................................      23,573         16,445
                                                                --------       --------
                                                                $760,072       $532,645
                                                                ========       ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $153,596       $ 57,383
  Accrued compensation, benefits and related taxes..........      20,539         19,804
  Other accrued liabilities.................................      31,402         24,680
                                                                --------       --------
          Total current liabilities.........................     205,537        101,867
Long-term debt..............................................     183,500        181,000
Deferred income taxes.......................................      23,700             --
                                                                --------       --------
          Total liabilities.................................     412,737        282,867
Stockholders' equity:
  Preferred stock, par value $1.00 per share, 5.0 million
     shares authorized;
     none issued and outstanding............................          --             --
  Common stock, par value $0.01 per share, 75.0 million and
     50.0 million shares authorized; 37.6 million and 35.8
     million shares issued and outstanding in 1999 and 1998,
     respectively...........................................         378            358
  Capital in excess of par value............................     252,245        209,193
  Retained earnings.........................................      94,713         40,190
  Cumulative translation adjustments........................          (1)            37
                                                                --------       --------
          Total stockholders' equity........................     347,335        249,778
                                                                --------       --------
                                                                $760,072       $532,645
                                                                ========       ========

        See accompanying notes to the consolidated financial statements.

                               ANTEC CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 1999          1998          1997
                                                              -----------   -----------   -----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales...................................................    $826,556      $546,767      $480,078
Cost of sales...............................................     661,574       404,999       365,860
                                                                --------      --------      --------
  Gross profit..............................................     164,982       141,768       114,218
Operating expenses:
  Selling, general, administrative and development
     expenses...............................................     111,937       105,643       110,803
  Amortization of goodwill..................................       4,946         4,910         4,927
  Restructuring and other charges...........................       5,647         9,119        21,550
                                                                --------      --------      --------
                                                                 122,530       119,672       137,280
                                                                --------      --------      --------
Operating income (loss).....................................      42,452        22,096       (23,062)
Other expense (income):
  Interest expense..........................................      12,406         9,337         6,264
  Other (income) expense, net...............................      (2,970)         (977)         (348)
  Gain on LANcity transaction...............................     (60,000)           --            --
                                                                --------      --------      --------
Income (loss) before income tax expense (benefit)...........      93,016        13,736       (28,978)
Income tax expense (benefit)................................      38,493         7,911        (7,534)
                                                                --------      --------      --------
Net income (loss)...........................................    $ 54,523      $  5,825      $(21,444)
                                                                ========      ========      ========
Net income (loss) per common share:
     Basic..................................................    $   1.49      $    .16      $   (.55)
                                                                ========      ========      ========
     Diluted................................................    $   1.33      $    .15      $   (.55)
                                                                ========      ========      ========
Weighted average common shares:
     Basic..................................................      36,600        37,195        38,751
                                                                ========      ========      ========
     Diluted................................................      43,696        38,751        38,751
                                                                ========      ========      ========

        See accompanying notes to the consolidated financial statements.

                               ANTEC CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1999        1998        1997
                                                              ---------   ---------   --------
                                                                       (IN THOUSANDS)
Operating activities:
  Net income (loss).........................................  $  54,523   $   5,825   $(21,444)
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization..........................     17,075      16,163     15,234
     Provision for doubtful accounts........................      5,859       1,971      2,642
     Deferred income taxes..................................     24,282      (3,310)    (7,750)
     Gain on LANcity transaction............................    (60,000)         --         --
     Changes in operating assets and liabilities, net of
       effects of acquisitions:
       (Increase) decrease in accounts receivable...........    (79,250)    (38,130)    16,160
       (Increase) decrease in inventories...................    (64,228)    (39,290)    27,087
       Increase (decrease) in accounts payable and accrued
          liabilities.......................................    111,606      28,904     (6,868)
       (Increase) decrease in other, net....................    (14,505)     (1,147)     1,748
                                                              ---------   ---------   --------
Net cash (used in) provided by operating activities.........     (4,638)    (29,014)    26,809
Investing activities:
  Purchases of property, plant and equipment................    (20,802)    (16,757)   (12,841)
  Investments in/advances to joint ventures.................         --      (6,800)    (7,780)
  Other.....................................................         --         584         72
                                                              ---------   ---------   --------
Net cash (used in) investing activities.....................    (20,802)    (22,973)   (20,549)
                                                              ---------   ---------   --------
Net cash (used) provided before financing activities........    (25,440)    (51,987)     6,260
Financing activities:
  Borrowings under credit facilities........................    251,500     151,000    119,500
  Reductions in borrowings under credit facilities..........   (249,000)   (157,339)  (149,819)
  Issuance of 4.5% convertible subordinated notes...........         --     115,000         --
  Purchase and retirement of common stock...................         --     (63,459)        --
  Deferred financing costs paid.............................       (166)     (5,142)        --
  Proceeds from issuance of common stock....................     21,641       9,119      3,905
                                                              ---------   ---------   --------
Net cash provided by (used in) financing activities.........     23,975      49,179    (26,414)
Net (decrease) in cash and cash equivalents.................     (1,465)     (2,808)   (20,154)
Cash and cash equivalents at beginning of year..............      4,436       7,244     27,398
                                                              ---------   ---------   --------
Cash and cash equivalents at end of year....................  $   2,971   $   4,436   $  7,244
                                                              =========   =========   ========
Supplemental cash flow information:
  Interest paid during the year.............................  $  10,893   $   7,119   $  6,277
                                                              =========   =========   ========
  Income taxes paid during the year.........................  $   5,690   $   9,384   $    948
                                                              =========   =========   ========

        See accompanying notes to the consolidated financial statements.

                               ANTEC CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                         CAPITAL IN              CUMULATIVE
                                               COMMON    EXCESS OF    RETAINED   TRANSLATION
                                               STOCK     PAR VALUE    EARNINGS   ADJUSTMENTS    TOTAL
                                              --------   ----------   --------   -----------   --------
                                                                   (IN THOUSANDS)
Balance, December 31, 1996..................  $    384    $254,181    $56,008       $(185)     $310,388
Comprehensive income:
  Net loss..................................        --          --    (21,444)         --       (21,444)
  Translation adjustment....................        --          --         --         131           131
                                                                                               --------
  Comprehensive income......................                                                    (21,313)

  Issuance of common stock and other........         9       3,896       (199)         --         3,706
  Tax benefit related to exercise of stock
     options/warrants.......................        --       3,004         --          --         3,004
                                              --------    --------    -------       -----      --------
Balance, December 31, 1997..................       393     261,081     34,365         (54)      295,785
Comprehensive income:
  Net income................................        --          --      5,825          --         5,825
  Translation adjustment....................        --          --         --          91            91
                                                                                               --------
  Comprehensive income......................                                                      5,916
  Issuance of common stock and other........         8       9,111         --          --         9,119
  Tax benefit related to exercise of stock
     options/warrants.......................        --       2,417         --          --         2,417
  Repurchase of common stock................       (43)    (63,416)        --          --       (63,459)
                                              --------    --------    -------       -----      --------
Balance, December 31, 1998..................       358     209,193     40,190          37       249,778
Comprehensive income:
  Net income................................        --          --     54,523          --        54,523
  Translation adjustment....................                                          (38)          (38)
                                                                                               --------
  Comprehensive income......................                                                     54,485
  Issuance of common stock and other........        20      21,621         --          --        21,641
  Tax benefit related to exercise of stock
     options/warrants.......................        --      21,431         --          --        21,431
                                              --------    --------    -------       -----      --------
Balance, December 31, 1999..................  $    378    $252,245    $94,713       $  (1)     $347,335
                                              ========    ========    =======       =====      ========

        See accompanying notes to the consolidated financial statements.

                               ANTEC CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

     ANTEC Corporation (together with its consolidated subsidiaries, except as the context otherwise indicates, "ANTEC" or the "Company") is an international communications technology company, headquartered in Duluth, Georgia, with a major office in Englewood, Colorado. ANTEC specializes in the design and engineering of hybrid fiber-coax ("HFC") architectures and the development and distribution of products for these broadband networks. The Company provides its customers with products and services that enable reliable, high-speed, two-way broadband transmission of video, telephony, and data.

     The Company operates in one business segment, Communications, providing a range of customers with network and system products and services, primarily HFC networks and systems for the communication industry. This segment accounts for 100% of consolidated sales, operating profit and identifiable assets of the Company. ANTEC provides a broad range of products and services to cable system operators and telecommunication providers. ANTEC is a leading developer, manufacturer and supplier of telephony, optical transmission, construction, rebuild and maintenance equipment for the broadband communications industry. ANTEC supplies most of the products required in a broadband communication system, including headend, distribution, drop and in-home subscriber products.

     As of December 31, 1999, Liberty Media Corporation, which is part of the Liberty Media Group of AT&T whose financial performance is "tracked" by a separate class of AT&T stock, effectively controlled approximately 20% of the outstanding ANTEC common stock on a fully diluted basis. The effective ownership includes options to acquire an additional 854,341 shares. A significant portion of the Company's revenue is derived from sales to AT&T aggregating $347.4 million, $142.7 million and $46.6 million for the years ended December 31, 1999, 1998 and 1997, respectively. The Company had accounts receivable from AT&T of approximately $90.4 million, $25.0 million and $9.2 million at December 31, 1999, 1998 and 1997, respectively.

     On February 6, 1997, shareholders of ANTEC Corporation and TSX Corporation approved the Plan of Merger ("Merger") dated as of October 28, 1996 among ANTEC Corporation, TSX Corporation ("TSX") and TSX Acquisition Corporation, and the Merger resulting in TSX becoming a wholly-owned subsidiary of ANTEC effective on that date. Under the terms of the transaction, TSX shareholders received one share of ANTEC common stock for each share of TSX common stock that they owned, while ANTEC shareholders continued to own their existing shares. As a result of the Merger, ANTEC issued approximately 15.4 million shares of Common Stock. The transaction was tax-free for TSX shareholders and was accounted for as a pooling of interests. As a result, all amounts from the prior years have been restated to reflect the Merger.

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

                               ANTEC CORPORATION

BASIS OF PRESENTATION

     Certain prior year amounts have been reclassified to conform to the current year's financial statement presentation.

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. The carrying amount reported in the consolidated balance sheets for cash and cash equivalents approximates fair value.

INVENTORIES

     Inventories are stated at the lower of average, approximating first-in, first-out, cost or market. The cost of finished goods and work in process comprises material, labor, and manufacturing overhead.

EQUITY INVESTMENTS

     The Company owns a 50% interest in Tanco, L.L.C. ("Tanco"), a joint venture accounted for under the equity method. Tanco provided turnkey construction solutions and services, primarily to AT&T. During 1999, AT&T exercised its right to terminate, for convenience, its contracts with the joint venture and take over the management of these projects directly. The joint venture was not designed as a profit-generating vehicle and the termination of these contracts did not have a material adverse effect on the Company or its product sales to AT&T.

     The Tanco joint venture is moving through the process of dissolution and its carrying value at December 31, 1999 was $0 as compared to $3.1 million at the end of 1998. Net sales to Tanco were approximately $5.8 million, $29.0 million and $0 for the years ended December 31, 1999, 1998 and 1997, respectively. The Company had accounts receivable from Tanco of less than $0.1 million and approximately $19.9 million at December 31, 1999 and 1998, respectively.

     Prior to March 1999, the Company owned a 25% interest in Arris Interactive, L.L.C. ("Arris"), a joint venture with Nortel Networks ("Nortel") that was accounted for under the equity method. Arris is focused on the development, manufacture and sale of products that enable the provision of a broad range of telephone and data services over HFC architectures typically used for video distribution.

     During the first quarter of 1999, the Company completed the combination of the Broadband Technology Division of Nortel ("LANcity") with the Arris joint venture. This transaction reduced ANTEC's interest in Arris to 18.75%. Depending upon the achievement of certain sales levels, an additional dilution of 6.25% of ANTEC's interest could occur. Due to this change in ownership percentage, effective March 31, 1999, the Company accounts for this investment under the cost method. (See Note 11 of the Notes to the Consolidated Financial Statements.)

     The carrying value of the Arris investment was $60.0 million at December 31, 1999 and $0 at the close of 1998. Purchases from Arris were approximately $210.0 million, $31.3 million and $25.2 million for 1999, 1998 and 1997, respectively. The Company had accounts payable to Arris of approximately $80.0 million and $4.0 million, and net accounts receivable from Arris of $10.1 million and $2.7 million at December 31, 1999 and 1998, respectively. The Company also holds a participation in a note receivable from Arris of approximately $11.8 million and $10.7 million for 1999 and 1998, respectively. This note bears interest indexed to LIBOR earning varying rates of interest between 7% and 8% annually. Included in the note receivable balance is $0.1 million and $0.6 million in accrued interest at December 31, 1999 and 1998, respectively, net of payments made during the periods disclosed.

                               ANTEC CORPORATION

REVENUE RECOGNITION

     Sales and related cost of sales are recognized as products are shipped and services are rendered. Software revenue is generally recognized when shipment is made, no significant vendor obligations remain and collection is considered probable.

DEPRECIATION OF PLANT AND EQUIPMENT

     The Company provides for depreciation of plant and equipment principally on the straight-line basis over the estimated useful lives of 25 to 40 years for buildings and improvements, 3 to 10 years for machinery and equipment, and the term of the lease for leasehold improvements. Depreciation expense for the three years ended December 31, 1999, 1998 and 1997 was approximately $11.0 million, $11.3 million and $11.2 million, respectively.

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

ADVERTISING AND SALES PROMOTION

     Advertising and sales promotion costs are expensed as incurred. Advertising expense was approximately $2.8 million, $2.1 million and $2.2 million for the years ended December 31, 1999, 1998 and 1997, respectively.

RESEARCH AND DEVELOPMENT

     Research and development ("R&D") costs are expensed as incurred. The Company's research and development expenditures for the years ended December 31, 1999, 1998 and 1997 were approximately $16.6 million, $14.4 million and $13.4 million, respectively.

WARRANTY

     The Company provides, by a current charge to income in the period in which the related revenue is recognized, an amount it estimates will be needed to cover future warranty obligations.

INCOME TAXES

     The Company uses the liability method of accounting for income taxes which requires recognition of temporary differences between financial statement and income tax bases of assets and liabilities, measured by enacted tax rates.

                               ANTEC CORPORATION

FOREIGN CURRENCY

     The financial position and operating results of the Company's foreign operations are consolidated using the local currency as the functional currency. All balance sheet accounts of foreign subsidiaries are translated at the current exchange rate at the end of the accounting period with the exception of fixed assets, which are translated at historical cost. Income statement items are translated at average currency exchange rates. The resulting translation adjustment is recorded as a separate component of stockholders' equity.

STOCK-BASED COMPENSATION

     The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, does not recognize compensation expense for the stock option grants. As required by Financial Accounting Standards Board ("FASB") Statement No. 123, Accounting for Stock-Based Compensation, the Company presents supplemental information disclosing pro forma net income (loss) and net income (loss) per common share as if the Company had recognized compensation expense on stock options granted subsequent to December 31, 1994 under the fair value method of that statement. (See Note 14 of Notes to the Consolidated Financial Statements.)

INTEREST RATE AGREEMENTS

     As of December 31, 1999, the Company had approximately $68.5 million in floating rate indebtedness. In June 1995 the Company entered into interest rate swap agreements that effectively fix the interest rate on a portion of its floating rate obligation. The interest rate swap agreements include a basic transaction for a notional amount of $50.0 million under which the Company pays a fixed rate of 6.0175% and receives an interest rate based on the three-month London Interbank Offered Rate (LIBOR). These agreements expire in June 2000. The banks may exercise an option to extend the term by one year. A net settlement is calculated and paid on a quarterly basis and is recognized as an adjustment to interest expense. The fair value of the interest rate swap agreements was estimated using a quote from an outside source and represents the cash requirement as if the agreements had been settled at year-end. The fair value of the interest rate swap agreements, which is not reflected in the financial statements, was an asset of less than $10,000 at December 31, 1999.

CONCENTRATIONS OF CREDIT

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and accounts receivable. The Company places its temporary cash investments with high credit quality financial institutions in accordance with debt agreements. Concentrations with respect to accounts receivable occur as the Company sells primarily to large, well established companies, however, the credit quality of these customers significantly diminish the risk of loss from extension of credit. The Company closely monitors extensions of credit to other parties and, where necessary, utilizes common financial instruments to mitigate risk or requires cash on delivery terms.

     The Company is exposed to credit risk to the extent of potential non-performance by the counterparties to the interest rate swap agreements. In the event of non-performance by the counterparties to the Company's interest rate swap agreements, the effective interest rate on the underlying transaction would revert to the respective contractual rate. The counterparties to the Company's interest rate swap agreements are major financial institutions with an investment grade rating, thus the Company believes the risk of incurring losses due to credit risk is remote.

                               ANTEC CORPORATION

     Exposure to market risk on financial instruments results from fluctuations in interest rates during the period in which the contract is outstanding. The market-to-market valuations of the interest rate swap agreements and of associated underlying exposures are closely monitored. Overall financial strategies and the effect of using a hedge is reviewed periodically.

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

NOTE 4. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the FASB issued FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. FASB Statement No. 133 was originally to go into effect for fiscal years beginning June 15, 1999. However, on May 19, 1999 the FASB voted to delay the effective date for one year, to fiscal years beginning after June 15, 2000 by issuing FASB Statement No. 137. The Statement will require the Company to disclose certain information regarding derivative financial instruments. The Company is in the process of reviewing the effects that the adoption of FASB Statement No. 133 will have on the results of operations or financial position.

     Effective December 31, 1998, the Company adopted FASB Statement No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. The provisions of FASB Statement No. 132 revise employers' disclosures about pensions and other postretirement benefit plans. It does not change the measurement or recognition of these plans. It standardizes the disclosure requirements for pensions and postretirement benefits to the extent practicable. (See Note 15 of Notes to the Consolidated Financial Statements.)

     In the first quarter of 1998, the Company adopted FASB Statement No. 130, Reporting of Comprehensive Income, which establishes standards for the financial presentation of comprehensive income and its components. Adoption of FASB Statement No. 130 had no effect on the Company's financial position or operating results.

     In June 1997, the Financial Accounting Standards Board issued FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for the way that public business enterprises report information about operating segments and related disclosures about products and services, geographic areas, and major customers. FASB Statement No. 131 was effective for financial statements for fiscal years beginning after December 15, 1997, and therefore the Company adopted the new requirements retroactively in its 1998 annual financial statements. The Company evaluates and manages the business on a consolidated basis. The adoption of FASB Statement No. 131 did not affect results of operations or financial position, but did affect the disclosure of segment information. (See Note 1 and Note 16 of Notes to the Consolidated Financial Statements.)

                               ANTEC CORPORATION

NOTE 5. RESTRUCTURING AND OTHER CHARGES

     In the fourth quarter of 1999, in conjunction with the announced consolidation of the New Jersey facility to Georgia and the Southwest, coupled with the discontinuance of certain product offerings, the Company recorded a charge of approximately $16.0 million. Included in the charge was approximately $2.6 million related to personnel costs and approximately $3.0 million related to lease termination and other facility shutdown charges. Also included in the restructuring was the elimination of certain product lines resulting in an inventory obsolesence charge totaling approximately $10.4 million, which has been reflected in cost of sales. The personnel-related costs included termination expenses for the involuntary dismissal of 87 employees, primarily engaged in engineering, inside sales and warehouse functions performed at the New Jersey facility. Terminated employees were offered separation amounts in accordance with the Company's severance policy and were provided specific separation dates. In connection with customer demand shifting to the Company's newer product offerings, such as the new Total System Power ("TSP") and the Scaleable and Micro Node products, the Company is discontinuing certain older product lines that are not consistent with ANTEC's focus on two-way, high-speed Internet, voice and video communications equipment. This discontinuance affects the uninterruptible common ferroresonant ("UCF") and security lock ("SL") powering products and included the narrowing of the Company's radio frequency ("RF") and optical products. It is anticipated that, in addition to the recorded charge of $16.0 million, approximately $1.6 million of relocation and fixed asset depreciation expenses, to be incurred in connection with the New Jersey facility closure, will be recognized and expensed during 2000. It is anticipated that all of these actions will be fully implemented during the first two quarters of 2000. These steps are being taken to structure the Company into a more efficient organization and to further integrate ANTEC's speed-to-market philosophy. The Company's manufacturing operations located in New Jersey are being realigned in order to accelerate the production transition from in-house design and tooling functions into the manufacturing process. With the exception of saving approximately $1.5 million in lease obligations and SGA&D costs, it is anticipated the remaining costs related to the New Jersey facility will shift to Georgia and the Southwest.

     In January 1998, ANTEC announced a consolidation plan implemented concurrently with the creation of the new President and Chief Operating Officer organization in Georgia. The Company has completed the consolidation of its Rolling Meadows, Illinois corporate and administrative functions into either the Duluth, Georgia or the Englewood, Colorado location during 1999. As part of this consolidation, the two principal facilities located in Georgia have been consolidated and certain international operating and administrative functions located in Miami and Chicago have also been consolidated in Georgia. In connection with these consolidations, the Company recorded a charge of approximately $10.0 million in the first quarter of 1998. The components of the restructuring charge included approximately $7.6 million related to personnel costs and approximately $2.4 million related to lease termination payments and other costs. Subsequently, during the fourth quarter of 1998, this charge was reduced by $0.9 million as a result of the ongoing evaluation of the estimated costs associated with these actions. The personnel-related costs included termination expenses related to the involuntary termination of 177 employees, primarily related to the finance, management information systems activities as well as international operational functions located in Chicago and Miami. Terminated employees were offered separation amounts in accordance with the Company's severance policy and were provided specific separation dates. As of December 31, 1999, 139 of the 177 employees had been terminated and it was determined that 38 employees originally estimated, as part of the 177 employees to be terminated, would remain as employees of the Company. Additionally, the actual cost of terminating or sub-letting real estate obligations in Georgia and Illinois were higher than anticipated. As of December 31, 1999, approximately $0.6 million of accrued costs related to the obligations resulting from this restructuring remain. This remaining balance is expected to be charged during the first quarter of 2000.

     In the first quarter of 1997, in connection with the Merger discussed in
Note 1, the Company recorded merger/integration costs aggregating approximately $28.0 million. The components of the merger/integration charge included $6.9 million related to the investment banking, legal, accounting and contractual change of

                               ANTEC CORPORATION
control payments associated with the Merger; $11.2 million related to facility and operational consolidation and reorganization due to the combining of various manufacturing operations; and $3.4 million related to severance costs resulting from the elimination of positions duplicated by the Merger and integration. The personnel-related costs included charges related to the termination of approximately 200 employees primarily resulting from the factors described above. Also included in the total merger/integration charge was a write-off of redundant inventories totaling approximately $6.5 million that was reflected in cost of sales for the year ended December 31, 1997. The costs related to the facility and operational consolidation and reorganization were comprised of costs associated with the shutdown of several of the Company's operating locations. These costs consisted of lease termination payments, losses on the sale and disposal of building and equipment and other related fixed assets. All of the planned facility closings were completed and related cash costs were expended by the end of 1997. In 1997, the Company also paid approximately $2.4 million relating to personnel-related costs that represented the termination of approximately 175 employees. As of December 31, 1998, all of the cash costs related to the contractual obligations resulting from the Merger and other personnel-related costs had been expended.

NOTE 6. INVENTORIES

     Inventories are stated at the lower of average, approximating first-in, first-out, cost or market. The components of inventory are as follows (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Raw material................................................  $ 57,538   $ 37,437
Work in process.............................................     9,938     10,496
Finished goods..............................................   147,740    103,055
                                                              --------   --------
          Total inventories.................................  $215,216   $150,988
                                                              ========   ========

NOTE 7. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment, at cost, consisted of the following (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Land........................................................  $  2,549   $  2,549
Buildings and leasehold improvements........................    15,485     14,548
Machinery and equipment.....................................    76,567     60,448
                                                              --------   --------
                                                                94,601     77,545
Less: Accumulated depreciation..............................   (43,195)   (35,933)
                                                              --------   --------
          Total property, plant and equipment, net..........  $ 51,406   $ 41,612
                                                              ========   ========

NOTE 8. LONG-TERM DEBT

     Long-term debt consisted of the following (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Revolving Credit Facility...................................  $ 68,500   $ 66,000
4.5% Convertible Subordinated Notes.........................   115,000    115,000
                                                              --------   --------
                                                              $183,500   $181,000
                                                              ========   ========

                               ANTEC CORPORATION

     On May 8, 1998, the Company issued $115.0 million of 4.5% Convertible Subordinated Notes ("Notes") due May 15, 2003 (the "Offering"). The Notes are convertible, at the option of the holder, at any time prior to the close of business on the stated maturity date, into the Company's common stock ("Common Stock") at a conversion price of $24.00 per share. The Notes are redeemable, in whole or in part, at the Company's option, at any time on or after May 15, 2001. If the Notes are redeemed during the twelve-month period commencing May 15, 2001, ANTEC will pay a premium of 1.8% of the principal amount or approximately $2.1 million. At December 31, 1999, the estimated fair market value of the Notes, based upon the closing market price of the Company's Common Stock at that date was approximately $175 million.

     The net proceeds from the Offering were used to repay all outstanding amounts under the Company's existing credit facility, and the remainder of the net proceeds were invested in government securities, certificates of deposits or similar investment grade securities until June 1998 when the Company completed the repurchase and retirement of approximately 4.4 million shares of Common Stock owned by Anixter International Inc. for approximately $63.5 million. (See
Note 9 of the Notes to the Consolidated Financial Statements.)

     On May 21, 1998, the Company entered into a new secured four-year credit facility ("Credit Facility") with a group of banks aggregating $85.0 million. The Credit Facility permits the Company to borrow, on a revolving basis, an amount contingent upon the level of certain eligible assets. The Credit Facility provides for various interest rate alternatives. The average annual interest rate on borrowings was approximately 7.615% at December 31, 1999. The commitment fee on unused borrowings is approximately 0.5%. The Credit Facility contains various restrictions and covenants, including limits on payments to stockholders, interest coverage, and net worth tests. All borrowings under the Credit Facility are secured by substantially all of the Company's assets.

     In April 1999, the Company amended the Credit Facility. This amendment increased the existing line from $85.0 million to $120.0 million. The Credit Facility was also amended to increase the assets eligible for borrowings to be advanced against. None of the other significant terms, including pricing, were changed with the amendment. As of December 31, 1999, the Company had approximately $51.5 million of available borrowings under the Credit Facility.

NOTE 9. COMMON STOCK

     In June 1998, the Company repurchased and retired approximately 4.4 million shares of ANTEC Common Stock owned by Anixter International Inc. for approximately $63.5 million.

     The following shares of Common Stock have been reserved for future issuance:

                                                                 DECEMBER 31,
                                                      -----------------------------------
                                                         1999         1998        1997
                                                      ----------   ----------   ---------
Convertible subordinated notes......................   4,791,667    4,791,667          --
Stock options.......................................   4,742,112    6,612,469   7,289,518
Warrants............................................          --           --       4,200
Director stock units................................      36,900       35,900      20,500
Employee stock purchase plan........................     466,907       11,358      59,018
TCI options.........................................     854,341      854,341     854,341
Nortel Networks.....................................   2,747,252           --          --
                                                      ----------   ----------   ---------

          Total.....................................  13,639,179   12,305,735   8,227,577
                                                      ==========   ==========   =========

                               ANTEC CORPORATION

NOTE 10. EARNINGS PER SHARE

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations for the periods indicated:

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                        --------------------------------------
                                                           1999         1998          1997
                                                        ----------    ---------    -----------
                                                         (IN THOUSANDS EXCEPT PER SHARE DATA)
Basic:
  Net income (loss).................................      $54,523       $5,825       $(21,444)
                                                          =======       ======       ========
  Weighted average shares outstanding...............       36,600       37,195         38,751
                                                          =======       ======       ========
  Basic earnings (loss) per share...................      $  1.49       $ 0.16       $  (0.55)
                                                          =======       ======       ========
Diluted:
  Net income (loss).................................      $54,523       $5,825       $(21,444)
     Add: 4.5% convertible subordinated notes,
       interest and fees, net of federal income tax
       effect.......................................        3,548           --             --
                                                          -------       ------       --------
          Total.....................................      $58,071       $5,825       $(21,444)
                                                          =======       ======       ========
  Weighted average shares outstanding...............       36,600       37,195         38,751
  Net effect of dilutive securities:
     Add: options/warrants, net of tax benefit......        2,304        1,556             --
         : assumed conversion of 4.5% convertible
          subordinated notes........................        4,792           --             --
                                                          -------       ------       --------
  Total.............................................       43,696       38,751         38,751
                                                          =======       ======       ========
  Diluted earnings (loss) per share.................      $  1.33       $ 0.15       $  (0.55)
                                                          =======       ======       ========

     The 4.5% Convertible Subordinated Notes issued in May 1998, were antidilutive for the year ended December 31, 1998. The effects of the options and warrants, approximately 1.6 million common stock equivalents, were not presented for the year ended December 31, 1997 as the Company incurred a net loss and inclusion of these securities would be antidilutive.

NOTE 11. LANCITY TRANSACTION

     During the first quarter of 1999, the Company completed the combination of the Broadband Technology Division of Nortel Networks ("LANcity") with Arris Interactive, L.L.C. ("Arris"), a joint venture between ANTEC and Nortel Networks ("Nortel"). This combination was effected by the contribution of the LANcity assets and business into Arris. ANTEC's interest in the joint venture was reduced by 6.25% from 25% to 18.75%, while Nortel's interest was increased from 75.0% to 81.25%. In addition, based upon the achievement of certain revenue goals for LANcity products, up to an additional 6.25% of dilution in ANTEC's interest (to 12.5%) may occur. Nortel, however, has the option to take up to 2,747,252 shares of ANTEC stock, in lieu of the additional interest in Arris. In order to achieve the full amount of ANTEC shares or the full additional 6.25% ownership interest in Arris, sales of LANcity products from January 1, 1999 to June 30, 2000 must reach or exceed $300.0 million during such period. The amount of additional Arris interest or ANTEC stock will be prorated on a straight-line basis for sales between $180.0 million and $300.0 million. No additional interest or stock ownership will occur if sales of LANcity products during the eighteen-month period are less than $180.0 million. Through the twelve months ended December 31, 1999, consolidated LANcity product sales, through all sales channels, totaled approximately $122.8 million.

     During the first quarter of 1999, the Company recorded a pre-tax gain of $60.0 million, net of related expenses, based upon an independent valuation of LANcity. The transaction was accounted for, in effect, as if

                               ANTEC CORPORATION
it were a gain on the sale of ANTEC's 12.50% interest in Arris to Nortel in exchange for 12.5% of LANcity. The Company has elected to recognize gains or losses on the sale of previously unissued stock of a subsidiary or investee based on the difference between the carrying amount of the equity interest in the investee immediately before and after the transaction and deferred income taxes are provided on such gain.

     At the expiration of the eighteen-month period discussed above, a second independent valuation of LANcity will be performed in order to determine the value of any additional interest to be given to Nortel if Nortel elects to further dilute ANTEC's interest. In addition, upon the expiration of the measurement period on June 30, 2000, and, based upon the second independent valuation, ANTEC will record a gain or loss equal to their final ownership percentage less the previously recorded amount of $60.0 million from the initial valuation.

NOTE 12. INCOME TAXES

     Income (loss) before income taxes consisted of the following (in thousands):

                                                             YEARS ENDED DECEMBER 31,
                                                           ----------------------------
                                                            1999      1998       1997
                                                           -------   -------   --------
Domestic (U.S.)..........................................  $93,016   $13,736   $(28,978)
Foreign..................................................       --        --         --
                                                           -------   -------   --------
                                                           $93,016   $13,736   $(28,978)
                                                           =======   =======   ========

     Income tax expense (benefit) consisted of the following (in thousands):

                                                             YEARS ENDED DECEMBER 31,
                                                           ----------------------------
                                                            1999      1998       1997
                                                           -------   -------   --------
Current -- Federal.......................................  $11,698   $ 9,268   $    313
           State.........................................    2,513     1,953        (97)
           Foreign.......................................       --        --         --
                                                           -------   -------   --------
                                                            14,211    11,221        216
                                                           -------   -------   --------
Deferred -- Federal......................................   19,980    (2,661)    (6,384)
            State........................................    4,302      (649)    (1,366)
            Foreign......................................       --        --         --
                                                           -------   -------   --------
                                                            24,282    (3,310)    (7,750)
                                                           -------   -------   --------
                                                           $38,493   $ 7,911   $ (7,534)
                                                           =======   =======   ========

                               ANTEC CORPORATION

     A reconciliation of income tax expense (benefit) to the Statutory Federal tax rate of 35% was as follows (in thousands):

                                                  YEARS ENDED DECEMBER 31,
                                     ---------------------------------------------------
                                          1999              1998              1997
                                     ---------------   --------------   ----------------
Statutory Federal income tax
  expense (benefit)................  $32,556   35.00%  $4,807   35.00%  $(10,142)  35.00%
Effects of:
  Amortization of goodwill.........    1,531    1.64    1,531   11.14      1,531   (5.28)
  State income taxes, net of
     Federal benefit...............    3,839    4.13      848    6.17       (951)   3.28
  Acquisition fees.................       --      --       --      --        998   (3.44)
  Meals and entertainment..........      390    0.42      361    2.63        279   (0.96)
  Other, net.......................      177    0.19      364    2.65        751   (2.60)
                                     -------   -----   ------   -----   --------   -----
                                     $38,493   41.38%  $7,911   57.59%  $ (7,534)  26.00%
                                     =======   =====   ======   =====   ========   =====

     Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     Significant components of the Company's net deferred tax assets (liabilities) were as follows (in thousands):

                                                                 DECEMBER 31,
                                                              ------------------
                                                                1999      1998
                                                              --------   -------
Current deferred tax assets:
  Inventory costs...........................................  $  5,933   $10,544
  Merger/restructuring related reserves.....................     6,656     3,013
  Other, principally operating expenses.....................     3,853     3,032
                                                              --------   -------
          Total current deferred tax assets.................    16,442    16,589
Long-term deferred tax assets:
  Federal/state net operating loss carryforwards............     3,569     5,195
  Foreign net operating loss carryforwards..................     2,358     2,358
  Plant and equipment, depreciation differences.............     4,102     3,330
                                                              --------   -------
          Total long-term deferred tax assets...............    10,029    10,883
                                                              --------   -------
Long-term deferred tax liabilities:
  LANcity transaction.......................................   (23,700)       --
                                                              --------   -------
Total deferred tax assets...................................     2,771    27,472
  Valuation allowance on deferred tax assets................    (4,111)   (4,881)
                                                              --------   -------
          Net deferred tax assets (liability)...............  $ (1,340)  $22,591
                                                              ========   =======

     As of December 31, 1999, the Company has estimated federal and foreign tax loss carryforwards of $11.0 million and $6.9 million, respectively. The federal and foreign tax loss carryforwards expire through 2008 and 2005, respectively. In addition, the Company has alternative minimum tax loss carryforwards of approximately $11.0 million that expire through 2008. As of December 31, 1999, tax benefits arising from loss carryforwards of approximately $5.5 million originating prior to TSX's quasi-reorganization on November 22, 1985 would be credited directly to additional paid in capital if and when realized.

     The Company established a valuation allowance in accordance with the provisions of FASB Statement No. 109, Accounting for Income Taxes. The Company continually reviews the adequacy of the valuation

                               ANTEC CORPORATION
allowance and recognizes the benefits of deferred tax assets only as reassessment indicates that it is more likely than not that the deferred tax assets will be realized.

     The Company had U.S. and foreign net operating loss carryforwards at December 31, 1999 expiring as follows (in thousands):

                                                                U.S.     FOREIGN
EXPIRATION IN CALENDAR YEAR                                    AMOUNT    AMOUNT
---------------------------                                   --------   -------
2002........................................................  $  4,166   $    --
2003........................................................        --        --
2004........................................................       501        --
2005........................................................     1,967     6,935
2006........................................................        --        --
2007........................................................     2,745        --
2008........................................................     1,605        --
                                                              --------   -------
                                                              $ 10,984   $ 6,935
                                                              ========   =======

NOTE 13. COMMITMENTS

     The Company leases certain office, distribution, and manufacturing facilities and equipment under long-term operating leases expiring at various dates through 2009. Future minimum lease payments under non-cancelable operating leases (excluding operating leases related to closed facilities -- See Note 5) at December 31, 1999 were as follows (in thousands):

2000........................................................  $ 4,909
2001........................................................    3,971
2002........................................................    3,069
2003........................................................    1,755
2004........................................................      747
Thereafter..................................................    4,893
                                                              -------
          Total minimum lease payments......................  $19,344
                                                              =======

     Total rental expense for all operating leases amounted to approximately $7.6 million, $9.5 million and $9.4 million for the years ended December 31, 1999, 1998 and 1997, respectively.

NOTE 14. STOCK-BASED COMPENSATION

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

     The Company grants stock options under its 1997 Stock Incentive Plan ("SIP"), its 1993 Employee Stock Incentive Plan ("ESIP"), and Director Stock Option Plan ("DSOP") and issues stock purchase rights under its Employee Stock Purchase Plan ("ESPP"). Additionally, TSX issued options under its Long-Term Incentive Plan ("LTIP"). These plans are described below.

     As required by FASB Statement No. 123, the Company presents below supplemental information disclosing pro forma net income (loss) and net income
(loss) per common share as if the Company had

                               ANTEC CORPORATION
recognized compensation expense on stock options granted subsequent to December 31, 1994 under the fair value method of that statement. The fair value for these options was estimated using a Black-Scholes option-pricing model. The weighted average assumptions used in this model to estimate the fair value of options granted under the SIP, ESIP, DSOP and LTIP for 1999, 1998 and 1997 were as follows: risk-free interest rates of 5.41%, 5.21% and 5.81%, respectively; a dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of .56, .54 and .54, respectively; and a weighted average expected life of 9, 5, and 6 years, respectively. The assumptions used for the ESPP for 1999, 1998 and 1997 were as follows: risk-free rate of 5.66%, 4.57% and 4.96%, respectively; a dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of .56, .54 and .54, respectively; and an expected life of one year.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except per share data):

                                                             1999      1998      1997
                                                            -------   ------   --------
Pro forma net income (loss)...............................  $50,673   $3,204   $(23,980)
                                                            =======   ======   ========
Pro forma net income (loss) per common share:
  Basic...................................................  $  1.38   $  .09   $   (.62)
                                                            =======   ======   ========
  Diluted.................................................  $  1.24   $  .08   $   (.62)
                                                            =======   ======   ========

     Compensation expense recognized for pro forma purposes was approximately $6.6 million, $4.4 million and $4.2 million for 1999, 1998 and 1997, respectively. FASB Statement No. 123 is applicable only to options granted subsequent to December 31, 1994.

     In 1997, the Board of Directors approved the SIP to facilitate the hiring, retention and continued motivation of key employees, consultants and directors and to align more closely their interests with those of the Company and its stockholders. Awards under the SIP may be in the form of incentive stock options, non-qualified stock options, stock grants, stock units, restricted stock, stock appreciation rights, performance shares and units, dividend equivalent rights and reload options. A total of 3,750,000 shares of the Company's common stock may be issued pursuant to this plan. Vesting requirements for issuances under the SIP may vary as may the related date of termination.

     Approximately three-fourths of the SIP options granted were tied to a vesting schedule that would accelerate if the Company's stock closes above specified prices ($15, $20 and $25) for 20 consecutive days and the Company's diluted earnings per common share (before non-recurring items) over a period of four consecutive quarters exceed $1.00 per common share. As of March 31, 1999 the $1.00 per diluted share trigger for the vesting of these grants was met. The $15 and $20 stock value targets had already been met. Accordingly two-thirds of these options were vested. Further, on May 26, 1999, the final third was vested upon meeting the $25 per share value target. Under the terms of the options, one half of the vested options became exercisable when the target was reached and the remaining options become exercisable one year later. A portion of all other options granted under this plan vest each year on the anniversary of the date of grant beginning with the second anniversary and terminate seven years from the date of grant. The remaining

                               ANTEC CORPORATION
portion of options granted under the SIP plan vest in fourths on the anniversary of the date of grant beginning with the first anniversary and have an extended life of ten years from the date of grant.

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

     In 1993, the Board of Directors also approved the DSOP that provides for the granting, to each director of the Company who has not been granted any options under the ESIP each January 1, commencing January 1, 1994, an option to purchase 2,500 shares of ANTEC common stock for the average closing price for the ten trading days preceding the date of grant. A total of 75,000 shares of ANTEC common stock have been allocated to this plan. These options vest six months from the date of grant and terminate seven years from the date of grant.

     Pursuant to the Merger, an option to purchase TSX common stock under the LTIP was converted to a fully vested option to purchase ANTEC common stock. A total of 883,900 shares of ANTEC common stock have been allocated to this plan. The options under the LTIP terminate ten years from the original grant date.

     A summary of activity of the Company's options granted under its SIP, ESIP, DSOP, and LTIP is presented below:

                                   1999                           1998                          1997
                       ----------------------------   ----------------------------   ---------------------------
                                        WEIGHTED                       WEIGHTED                      WEIGHTED
                                        AVERAGE                        AVERAGE                       AVERAGE
                         OPTIONS     EXERCISE PRICE     OPTIONS     EXERCISE PRICE    OPTIONS     EXERCISE PRICE
                       -----------   --------------   -----------   --------------   ----------   --------------
Beginning balance....    5,450,903       $11.55         6,187,250       $11.02        3,406,657       $11.11
Grants...............      774,500       $23.86         1,006,450       $14.68        4,027,000       $ 9.67
Exercises............   (1,870,357)      $10.83          (677,049)      $12.05         (817,339)      $ 3.80
Terminations.........     (403,496)      $11.07        (1,040,831)      $10.93         (360,100)      $12.51
Expirations..........      (10,833)      $20.48           (24,917)      $17.71          (68,968)      $14.09
                       -----------                    -----------                    ----------
Ending balance.......    3,940,717       $14.34         5,450,903       $11.55        6,187,250       $11.02
                       ===========                    ===========                    ==========
Vested at period
  end................      965,275       $12.49         1,284,952       $12.54        1,668,582       $11.76
                       ===========                    ===========                    ==========
Weighted average fair
  value of options
  granted during
  year...............  $     14.67                    $      7.84                    $     5.46
                       ===========                    ===========                    ==========

                               ANTEC CORPORATION

     The following table summarizes information about SIP, ESIP, DSOP, and LTIP options outstanding at December 31, 1999.

                                                 OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                                   -----------------------------------------------   ----------------------------
                                     NUMBER      WEIGHTED AVERAGE      WEIGHTED        NUMBER         WEIGHTED
                                   OUTSTANDING      REMAINING          AVERAGE       EXERCISABLE      AVERAGE
RANGE OF EXERCISE PRICES           AT 12/31/99   CONTRACTUAL LIFE   EXERCISE PRICE   AT 12/31/99   EXERCISE PRICE
------------------------           -----------   ----------------   --------------   -----------   --------------
           $ 2.00................      20,000       3.25 years          $ 2.00          20,000         $ 2.00
           $ 5.00................       1,200       4.58 years          $ 5.00           1,200         $ 5.00
$ 8.88 to $10.00.................   1,247,333       4.33 years          $ 8.88         278,333         $ 8.88
$10.50 to $15.88.................   1,383,734       4.20 years          $12.92         520,242         $12.83
$16.60 to $19.75.................     515,450       4.95 years          $17.63         143,000         $19.58
$22.88 to $53.13.................     773,000       9.15 years          $23.83           2,500         $25.09
                                    ---------                                          -------
$ 2.00 to $53.13.................   3,940,717       5.31 years          $14.34         965,275         $12.49
                                    =========                                          =======

     Pursuant to the Merger Agreement between ANTEC and Keptel, on November 17, 1994 under the ANTEC/Keptel Exchange Option Plan ("EOP"), each Keptel stock option, whether or not then exercisable, was canceled and substituted with an ANTEC/Keptel exchange option to acquire shares of ANTEC common stock. Each ANTEC/Keptel exchange option provides the option holder with rights and benefits that are no less favorable than were provided under the former Keptel stock option plan. A total of 360,850 shares of ANTEC common stock have been allocated to this plan. There were no options granted under the EOP during the years ended December 31, 1999, 1998, and 1997. Additionally, as of December 31, 1999 no options issued under this plan remain outstanding.

     Additionally, ANTEC has an ESPP that initially enabled its employees to purchase a total of 300,000 shares of ANTEC common stock over a period of time. In 1999, an amendment to the ESPP was approved increasing the number of shares of ANTEC common stock that may be issued pursuant to that plan to 800,000 shares. The Company accounts for the ESPP in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly recognizes no compensation expense. Participants can request that up to 10% of their base compensation be applied toward the purchase of ANTEC common stock under ANTEC's ESPP. Purchases by any one participant are limited to $25,000 in any one year. The exercise price is the lower of 85% of the fair market value of the ANTEC common stock at the date of grant or at the later exercise date (currently one year). Under the ESPP, employees of the Company purchased 44,451, 47,660 and 48,377 shares of ANTEC common stock in 1999, 1998 and 1997, respectively. At December 31, 1999, approximately 24,967 shares are subject to purchase under the ESPP at a price of no more than $45.16 per share.

     Pursuant to the Merger Agreement between ANTEC and Keptel, on November 17, 1994, each Keptel warrant, whether or not then exercisable, was canceled and substituted with a warrant to acquire shares of ANTEC common stock. Each warrant provides the warrant holder with rights and benefits that are no less favorable than were provided under the former Keptel warrant plan. At December 31, 1999, all warrants had been exercised.

     In 1999, 1998 and 1997, the Company paid its non-employee directors annual retainer fees of $50,000 in the form of stock units. These stock units convert to Common Stock of the Company at the prearranged time selected by each director. The Company amortizes the compensation expense related to these stock units on a straight-line basis over a period of one year. At the years ended December 31, 1999, 1998 and 1997 there were 36,700 units, 35,900 units and 20,500 units issued and outstanding, respectively.

                               ANTEC CORPORATION

NOTE 15. EMPLOYEE BENEFIT PLANS

     The Company sponsors two non-contributory defined benefit pension plans that cover the majority of the Company's U.S. employees.

     The U.S. pension plan benefit formulas generally provide for payments to retired employees based upon their length of service and compensation as defined in the plans. The Company's policy is to fund the plans as required by the Employee Retirement Income Security Act of 1974 ("ERISA") and to the extent that such contributions are tax deductible.

                                                               1999      1998
                                                              -------   -------
                                                               (IN THOUSANDS)
Change in Benefit Obligation:
  Benefit obligation at the beginning of year...............  $21,357   $16,686
  Service cost..............................................    1,629     1,559
  Interest cost.............................................    1,446     1,202
  Plan amendment............................................    2,347        --
  Actuarial (gain) loss.....................................   (8,659)    2,067
  Benefit payments..........................................     (329)     (157)
                                                              -------   -------
  Benefit obligation at year end............................  $17,791   $21,357
                                                              =======   =======
Change in Plan Assets:
  Fair value of plan assets at beginning of year............  $11,517   $10,300
  Actual return on plan assets..............................      281       369
  Company contributions.....................................       --     1,005
  Benefits paid from plan assets............................     (330)     (157)
                                                              -------   -------
  Fair value of plan assets at year end.....................  $11,468   $11,517
                                                              =======   =======
Funded Status:
  Funded status of plan.....................................  $(6,323)  $(9,840)
  Unrecognized actuarial (gain) loss........................   (4,281)    3,823
  Unrecognized prior service cost...........................    2,290        70
                                                              -------   -------
  (Accrued) benefit cost....................................  $(8,314)  $(5,947)
                                                              =======   =======

     The plans' assets consist of corporate and government debt securities and equity securities. Net periodic pension cost for 1999, 1998 and 1997 for pension and supplemental benefit plans includes the following components (dollars in thousands):

                                                               1999     1998     1997
                                                              ------   ------   ------
Service cost................................................  $1,629   $1,559   $1,487
Interest cost...............................................   1,446    1,202    1,091
Return on assets (expected).................................    (940)    (836)    (704)
Recognized net actuarial loss...............................     104       36      107
Amortization of prior service cost..........................     128        7        6
                                                              ------   ------   ------
Net periodic pension cost...................................  $2,367   $1,968   $1,987
                                                              ======   ======   ======

                               ANTEC CORPORATION

     The assumptions used in accounting for the Company's defined benefit plans for the three years presented are set forth below:

                                                               1999     1998     1997
                                                              ------   ------   ------
Assumed discount rate.......................................    7.5%     6.5%     7.5%
Rates of compensation increase..............................    6.0%     6.0%     6.0%
Expected long-term rate of return on plan assets............    8.0%     8.0%     8.0%

     Additionally, the Company has established defined contribution plans pursuant to the Internal Revenue Code Section 401(a) that cover all eligible U.S. employees. The Company contributes to these plans based upon the dollar amount of each participant's contribution. The Company made contributions to these plans of approximately $0.7 million, $0.7 million and $0.6 million in 1999, 1998, and 1997, respectively.

     As of January 1, 2000, the Company froze the defined pension plan benefits for 569 participants. These participants elected to participate in the Company's enhanced 401(k) plan. Due to the cessation of plan accruals for such a large group of participants, a curtailment is considered to have occurred. As a result of this curtailment, as outlined under FASB Statement No. 87, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, the Company is expected to record a gain on the curtailment during the first quarter 2000. The Company is in the process of obtaining an actuarial valuation to determine the amount of the gain. It is anticipated this will be completed by the end of the first quarter 2000.

NOTE 16. SALES INFORMATION

     As of December 31, 1999, Liberty Media Corporation, which is part of the Liberty Media Group of AT&T whose financial performance is "tracked" by a separate class of AT&T stock, was the beneficial owner of approximately 20.0% of the outstanding ANTEC common stock. This beneficial ownership includes options to acquire an additional 854,341 shares that are fully vested. These options expire at various times beginning in 2004 and ending in 2006. A significant portion of the Company's revenue is derived from sales to AT&T aggregating $347.4 million, $142.7 million and $46.6 million for the years ended December 31, 1999, 1998 and 1997, respectively.

     Export sales accounted for approximately 4.0%, 6.0% and 17.1% of total sales for the years ended December 31, 1999, 1998 and 1997, respectively. Sales to international customers (including export sales) were approximately 6.4%, 11.4% and 23.8% of total sales for 1999, 1998 and 1997, respectively.

     The Company sells its products primarily in the United States with its international revenue being generated from Asia Pacific, Europe, Latin America and Canada. The Asia Pacific market includes Australia, New Zealand, China, Hong Kong, Taiwan, India, Indonesia, Japan, Korea, Malaysia, Philippines, Sampan, Singapore and Thailand. The European market includes the United Kingdom, Ireland, France, Italy, Portugal and Spain. International sales for the three years ended December 31, 1999, 1998 and 1997 are as follows:

                                                    DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                        1999           1998           1997
                                                    ------------   ------------   ------------
                                                                  (IN THOUSANDS)
International region
  Asia Pacific....................................    $12,177        $24,691        $ 30,101
  Europe..........................................     18,625         12,020          14,184
  Latin America...................................     19,124         24,233          66,321
  Canada..........................................      3,275          2,559           2,192
                                                      -------        -------        --------
          Total international sales...............    $53,201        $63,503        $112,798
                                                      =======        =======        ========

Total identifiable international assets were immaterial.

                               ANTEC CORPORATION

NOTE 17.  SUMMARY QUARTERLY CONSOLIDATED FINANCIAL INFORMATION
         (UNAUDITED)

     The following table summarizes the Company's quarterly consolidated financial information (in thousands, except share data).

                                                                  QUARTERS IN 1999 ENDED
                                                        -------------------------------------------
                                                        MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                                                        ---------   --------   ---------   --------
Net sales.............................................  $145,256    $196,334   $237,216    $247,750
Gross profit(1).......................................    34,211      43,984     50,025      36,762
Operating income (loss)(1)............................     8,080      15,666     20,312      (1,607)
Income (loss) before income taxes(2)..................    67,525      13,050     17,359      (4,919)
Net income (loss).....................................  $ 38,615    $  8,002   $ 10,776    $ (2,871)
                                                        ========    ========   ========    ========
Net income (loss) per common share:
  Basic...............................................  $   1.07    $    .22   $    .29    $   (.08)
                                                        ========    ========   ========    ========
  Diluted.............................................  $    .92    $    .21   $    .27    $   (.08)
                                                        ========    ========   ========    ========
Supplemental financial information (excluding the effects of the LANcity transaction, the restructuring charge and the related inventory write-off):
Gross profit(1).......................................  $ 34,211                           $ 47,115
                                                        ========                           ========
Income (loss) before income taxes (2).................  $  7,525                           $ 11,081
                                                        ========                           ========
Net income (loss).....................................  $  4,515                           $  6,295
                                                        ========                           ========
Net income (loss) per common share:
  Diluted.............................................  $    .13                           $    .16
                                                        ========                           ========

                                                                  QUARTERS IN 1999 ENDED
                                                        -------------------------------------------
                                                        MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                                                        ---------   --------   ---------   --------
Net sales.............................................  $123,441    $140,704   $150,336    $132,286
Gross profit..........................................    32,827      36,768     38,781      33,392
Operating income (loss)(3)............................    (5,168)      9,064     11,647       6,553
Income (loss) before income taxes.....................    (6,523)      7,141      8,927       4,191
Net income (loss).....................................  $ (4,618)   $  3,649   $  4,979    $  1,815
                                                        ========    ========   ========    ========
Net income (loss) per common share:
  Basic...............................................  $   (.12)   $    .10   $    .14    $    .05
                                                        ========    ========   ========    ========
  Diluted.............................................  $   (.12)   $    .09   $    .13    $    .05
                                                        ========    ========   ========    ========
Supplemental financial information (excluding the
  effects of the restructuring charge):
Gross profit(1).......................................  $ 32,827                           $ 33,392
                                                        ========                           ========
Income (loss) before income taxes(2)..................  $  3,477                           $  3,310
                                                        ========                           ========
Net income (loss).....................................  $  1,432                           $  1,286
                                                        ========                           ========
Net income (loss) per common share:
  Diluted.............................................  $    .04                           $    .03
                                                        ========                           ========

---------------

(1) In the fourth quarter of 1999, in conjunction with the consolidation of the New Jersey facility to Georgia and the Southwest, coupled with the discontinuance of certain product offerings, the Company recorded a

                               ANTEC CORPORATION
    charge of approximately $16.0 million. Also included in the charge was approximately $2.6 million related to personnel costs and approximately $3.0 million related to lease termination and other charges. Included in the restructuring was an elimination of certain product lines resulting in an inventory obsolescence charge totaling approximately $10.4 million, which has been reflected in cost of sales. (See Note 5 of the Notes to the Consolidated Financial Statements.)
(2) In the first quarter of 1999, the Company completed the combination of the Broadband Technology Division of Nortel Networks ("LANcity") with Arris Interactive, L.L.C. ("Arris"), a joint venture between ANTEC and Nortel. The Company recorded a pre-tax gain of $60.0 million, net of related expenses, based on an independent valuation of LANcity. The transaction was accounted for as if it were a gain on the sale of ANTEC's 12.50% interest in Arris to Nortel in exchange for 12.5% of LANcity. (See Note 11 of the Notes to the Consolidated Financial Statements.)
(3) First quarter 1998 includes $10.0 million of restructuring costs related to the consolidation of certain functions and facilities to Atlanta, Georgia. The fourth quarter 1998 includes a partial reversal of $0.9 million of this charge as a result of the ongoing evaluation of the estimated costs related to these actions. (See Note 5 of Notes to the Consolidated Financial Statements.)

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to directors of the Company is set forth under the caption entitled "Election of Directors" in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders and is incorporated herein by reference. Certain information concerning the executive officers of the Company is set forth in Part I of this Report on Form 10-K under the caption entitled "Executive Officers of the Company."

ITEM 11.  EXECUTIVE COMPENSATION

     Information regarding compensation of officers and directors of the Company is set forth under the captions entitled "Executive Compensation," "Compensation of Directors," and "Employment Contracts and Termination of Employment and Change-In-Control Arrangements" in the Proxy Statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding ownership of the Company's common stock is set forth under the captions entitled "Security Ownership of Management" and "Security Ownership of Principal Stockholders" in the Proxy Statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions with the Company is set forth under the captions entitled "Compensation of Directors" and "Certain Relationships and Related Transactions" in the Proxy Statement and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (A) EXHIBITS.

     The exhibits listed below in Item 14(a)1, 2 and 3 are filed as part of this Report. Each management contract or compensatory plan required to be filed as an exhibit is identified by an asterisk(*).

     (B) REPORTS ON FORM 8-K.

     None

ITEM 14(A) 1 & 2.  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL
                   STATEMENT SCHEDULES

FINANCIAL STATEMENTS

     The following Consolidated Financial Statements of ANTEC Corporation and Report of Independent Auditors are filed as part of this Report.

                                                              PAGE
                                                              ----
Report of Independent Auditors..............................   30
Consolidated Balance Sheets at December 31, 1999 and 1998...   31
Consolidated Statements of Operations for the years ended
  December 31, 1999, 1998 and 1997..........................   32
Consolidated Statements of Cash Flows for the years ended
  December 31, 1999, 1998 and 1997..........................   33
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1999, 1998 and 1997..............   34
Notes to the Consolidated Financial Statements..............   35

FINANCIAL STATEMENT SCHEDULES

     The following consolidated financial statement schedule of ANTEC Corporation is included in Item 14(a) 2 pursuant to paragraph (d) of Item 14:

        Schedule II -- Valuation and Qualifying Accounts

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are not applicable, and therefore have been omitted.

                                                                     SCHEDULE II

                               ANTEC CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS

                                                    BALANCE AT        CHARGE TO                 BALANCE AT
DESCRIPTION                                     BEGINNING OF PERIOD   EXPENSES    DEDUCTIONS   END OF PERIOD
-----------                                     -------------------   ---------   ----------   -------------
YEAR ENDED DECEMBER 31, 1999
  Reserves and allowances deducted from asset
     accounts:
     Allowance for uncollectible accounts.....        $4,609           $5,859     $  2,963(1)     $7,505
YEAR ENDED DECEMBER 31, 1998
  Reserves and allowances deducted from asset
     accounts:
     Allowance for uncollectible accounts.....        $4,289           $1,971     $  1,651(1)     $4,609
YEAR ENDED DECEMBER 31, 1997
  Reserves and allowances deducted from asset
     accounts:
     Allowance for uncollectible accounts.....        $3,539           $2,642     $  1,892(1)     $4,289

---------------

(1) Uncollectible accounts written off, net of recoveries

ITEM 14(A)3.  EXHIBIT LIST

     Each management contract or compensation plan required to be filed as an exhibit is identified by an asterisk(*).

                                                               INCORPORATED BY REFERENCE FROM
   EXHIBIT                                                       ANTEC'S SEC FILINGS UNLESS
   NUMBER                DESCRIPTION OF EXHIBIT                     OTHERWISE INDICATED:
  ---------              ----------------------                ------------------------------
   3.1(a)    -- Restated Certificate of Incorporation        Form S-1, Registration #33-65488,
                                                             Exhibit 3.1(a).
   3.1(b)    -- Amendment of June 16, 1999 to Restated       June 30, 1999, Form 10-Q, Exhibit
                Certificate of Incorporation                 3.1(b).
   3.2       -- By-laws                                      Form S-1, Registration #33-65488,
                                                             Exhibit 3.2.
   4.1       -- Form of Certificate for Common Stock         Form S-1 Registration #33-65488,
                                                             Exhibit 4.1.
   4.2       -- 4 1/2% Convertible Subordinated Notes due    March 31, 1998, Form 10-Q, Exhibit
                2003 dated May 5, 1998                       10.28.
  10.1(a)    -- Credit Agreement                             Form S-3, Registration #333-58437,
                                                             Exhibit 10.1.
  10.1(b)    -- Amendment to Credit and Guarantee            March 31, 1999, Form 10-Q, Exhibit
                Agreement, dated April 28, 1999              10.4.
  10.2(a)    -- Amended and Restated Limited Liability       March 31, 1999, Form 10-Q, Exhibit
                Company Agreement of Arris Interactive,      10.1.
                L.L.C. dated March 31, 1999
  10.2(b)    -- Earnout Share Agreement between Nortel       March 31, 1999, Form 10-Q, Exhibit
                Networks, L.L.C. and ANTEC Corporation,      10.2.
                dated March 31, 1999
  10.2(c)    -- Products Distribution Agreement between      December 31, 1995, Form 10-K,
                Products Venture L.L.C. and ANTEC            Exhibit 10.20.
                Corporation
  10.2(d)    -- Amendment to Products Distribution           March 31, 1999, Form 10-Q, Exhibit
                Agreement between Arris Interactive, L.L.C.  10.3.
                and ANTEC Corporation, dated March 31, 1999
  10.3       -- Evolve Products, Inc. Agreement              December 31, 1998, Form 10-K,
                                                             Exhibit 10.30.
  10.4(a)*   -- Amended and Restated Employee Stock          Form S-1, Registration #33-65488,
                Incentive Plan                               Exhibit 10.1(a).
  10.4(b)*   -- Form of Stock Option Grant                   Form S-1, Registration #33-65488,
                                                             Exhibit 10.1(b).
  10.4(c)*   -- Amendment Increasing Number of Shares        Form S-8, Registration #33-12131,
                Covered by Amended and Restated Employee     Exhibit 4.
                Stock Incentive Plan
  10.4(d)*   -- Amended Form of Stock Option Grant           December 31, 1996, Form 10-K,
                                                             Exhibit 10.1(d).
  10.4(e)*   -- Amended Form of Stock Option                 December 31, 1997, Form 10-K,
                                                             Exhibit 10.1(e).
  10.5*      -- 1997 Stock Incentive Plan                    Schedule 14A, Filed 3/28/97
  10.6*      -- Form of agreement for receipt of stock       Filed herewith.
                units in lieu of cash bonus

                                                               INCORPORATED BY REFERENCE FROM
   EXHIBIT                                                       ANTEC'S SEC FILINGS UNLESS
   NUMBER                DESCRIPTION OF EXHIBIT                     OTHERWISE INDICATED:
  ---------              ----------------------                ------------------------------
  10.7*      -- Form of Director Stock Option Plan           Form S-1, Registration #33-65488,
                                                             Exhibit 10.3.
  10.8*      -- Form of Supplemental Retirement Benefits     Form S-1, Registration #33-65488,
                Plan                                         Exhibit 10.4.
  10.9*      -- Form of Supplemental Savings Plan            Filed herewith.
  10.10(a)*  -- Amended and Restated Employment Agreement,   June 30, 1999, Form 10-Q, Exhibit
                dated April 29, 1999, with Robert J.         10.32.
                Stanzione
  10.10(b)*  -- Agreement with Robert J. Stanzione for the   Filed herewith.
                conversion of special 2001 bonus to stock
                units
  10.11(a)*  -- Amended and Restated Employment Agreement    June 30, 1999, Form 10-Q, Exhibit
                dated April 29, 1999, with John M. Egan      10.31(a).
  10.11(b)*  -- Consulting Agreement, dated April 27, 1999   June 30, 1999, Form 10-Q, Exhibit
                with John M. Egan                            10.31(b).
  10.11(c)*  -- Supplemental Executive Retirement Plan for   June 30, 1999, Form 10-Q, Exhibit
                John M. Egan                                 10.31(c).
  10.12*     -- Amended and Restated Employment Agreement,   June 30, 1999, Form 10-Q, Exhibit
                dated April 29, 1999, with Lawrence A.       10.33.
                Margolis
  10.13(a)*  -- Form of Employment Agreement for Gordon E.   Form S-1, Registration #33-65488,
                Halverson                                    Exhibit 10.13.
  10.13(b)*  -- Amendments to Employment Agreement for Mr.   December 31, 1995, Form 10-K,
                Halverson                                    Exhibit 10.18.
  10.14*     -- Employment Agreement with Mark J. Scagliuso  Filed herewith.
  10.15*     -- Retainer Agreement with James E. Knox        December 31, 1996, Form 10-K,
                                                             Exhibit 10.17.
  10.16*     -- Consulting Agreement dated February 1, 1998  December 31, 1998, Form 10-K,
                for James L. Faust                           Exhibit 10.14.
  10.17*     -- Stock Option Agreement with William H.       April 30, 1994, TSX Corporation
                Lambert dated March 14, 1994                 Form 10-K, Exhibit 10(A)(1)(3).
  21         -- Subsidiaries of the Registrant               Form S-1, Registration #33-65488,
                                                             Exhibit 3.1(a).
  23         -- Consent of Ernst & Young LLP                 Filed herewith.
  24         -- Powers of Attorney                           Filed herewith.
  27         -- Financial Data Schedule (for SEC use only)   Filed herewith.

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

Dated: March 29, 2000

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

                     SIGNATURE                                     TITLE                     DATE
                     ---------                                     -----                     ----
                 /s/ JOHN M. EGAN                    Chairman, and Director             March 29, 2000
---------------------------------------------------
                   John M. Egan

              /s/ ROBERT J. STANZIONE                President, Chief Executive         March 29, 2000
---------------------------------------------------    Officer and Director
                Robert J. Stanzione

             /s/ LAWRENCE A. MARGOLIS                Executive Vice President, Chief    March 29, 2000
---------------------------------------------------    Financial Officer
               Lawrence A. Margolis

               /s/ MARK J. SCAGLIUSO                 Vice President, Chief Accounting   March 29, 2000
---------------------------------------------------    and Information Officer
                 Mark J. Scagliuso

               /s/ ROD F. DAMMEYER*                  Director                           March 29, 2000
---------------------------------------------------
                  Rod F. Dammeyer

                /s/ JOHN R. PETTY*                   Director                           March 29, 2000
---------------------------------------------------
                   John R. Petty

               /s/ BRUCE VAN WAGNER*                 Director                           March 29, 2000
---------------------------------------------------
                 Bruce Van Wagner

                                                     Director
---------------------------------------------------
                 Samuel K. Skinner

                /s/ JAMES L. FAUST*                  Director                           March 29, 2000
---------------------------------------------------
                  James L. Faust

                                                     Director
---------------------------------------------------
                  J.A. Ian Craig

             /s/ WILLIAM T. SCHLEYER*                Director                           March 29, 2000
---------------------------------------------------
                William T. Schleyer

              /s/ WILLIAM H. LAMBERT*                Director                           March 29, 2000
---------------------------------------------------
                William H. Lambert

           By: /s/ LAWRENCE A. MARGOLIS
  ----------------------------------------------
               Lawrence A. Margolis
  (as attorney in fact for each person indicated)