Form 10-Q
period 2000-03-31
ANTEC CORP
filed 2000-05-15
CIK 908610

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

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 0-22336


                               ANTEC CORPORATION
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

           DELAWARE                                              36-3892082
(State or other jurisdiction of                                (I.R.S.Employer
 incorporation or organization)                              Identification No.)


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


                       YES [X]                      NO [ ]

         At April 30, 2000 there were 37,706,615 shares of Common Stock, $0.01 par value, of the registrant outstanding.




===============================================================================

                               ANTEC CORPORATION
                                   FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2000

                                     INDEX

                                                                                                 Page
Part I.  Financial Information

   Item 1.          Financial Statements

                    a)   Consolidated Balance Sheets
                         as of March 31, 2000 and December 31, 1999                                     3

                    b)   Consolidated Statements of Operations
                         for the Three Months Ended March 31, 2000 and 1999                             4

                    c)   Consolidated Statements of Cash Flows
                         for the Three Months Ended March 31, 2000 and 1999                             5

                    d)   Notes to the Consolidated Financial Statements                            6 - 10

   Item 2.          Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                           11 - 17

   Item 3.          Quantitative and Qualitative Disclosures on Market Risk                            18

Part II. Other Information

   Item 6.          Exhibits and Reports on Form 8-K                                                   19

Signatures                                                                                             20

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               ANTEC CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                           MARCH 31,     DECEMBER 31,
                                                                                              2000           1999
                                                                                           ----------    ------------
                                                                                           (UNAUDITED)
                                                  ASSETS

Current assets:
     Cash and cash equivalents                                                             $    6,332     $    2,971
     Accounts receivable (net of allowance for doubtful accounts of $7,192 in 2000
          and $7,505 in 1999)                                                                 191,828        197,350
     Inventories                                                                              218,381        215,216
     Income taxes recoverable                                                                   2,682         10,403
     Deferred income taxes                                                                     16,672         16,442
     Other current assets                                                                      20,059         15,989
                                                                                           ----------     ----------
          Total current assets                                                                455,954        458,371

Property, plant and equipment (net of accumulated depreciation of $45,450 in 2000
          and $43,195 in 1999)                                                                 52,379         51,406

Goodwill (net of accumulated amortization of $47,870 in 2000 and $46,641 in 1999)             148,607        149,836
Deferred income taxes                                                                           5,918          5,918
Investments                                                                                    70,968         70,968
Other assets                                                                                   25,008         23,573
                                                                                           ----------     ----------
                                                                                           $  758,834     $  760,072
                                                                                           ==========     ==========

                                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                      $  139,580     $  153,596
     Accrued compensation, benefits and related taxes                                          16,504         20,539
     Other accrued liabilities                                                                 28,026         31,402
                                                                                           ----------     ----------
          Total current liabilities                                                           184,110        205,537

Long-term debt                                                                                191,500        183,500
Deferred income taxes                                                                          23,700         23,700
                                                                                           ----------     ----------
     Total Liabilities                                                                        399,310        412,737

Stockholders' equity:
     Preferred stock, par value $1.00 per share, 5 million shares authorized, none
          issued and outstanding                                                                   --             --

     Common stock, par value $0.01 per share, 75 million shares authorized; 37.7 million and 37.6 million shares issued and outstanding in 2000 and 1999,
          respectively                                                                            379            378
     Capital in excess of par value                                                           254,477        252,245
     Retained earnings                                                                        104,738         94,713
     Cumulative translation adjustments                                                           (70)            (1)
                                                                                           ----------     ----------
          Total stockholders' equity                                                          359,524        347,335
                                                                                           ----------     ----------
                                                                                           $  758,834     $  760,072
                                                                                           ==========     ==========


        See accompanying notes to the consolidated financial statements

                               ANTEC CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (In thousands, except per share data)


                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                           -------------------------
                                                                                              2000           1999
                                                                                           ----------     ----------

Net sales                                                                                  $  250,331     $  145,256

Cost of sales                                                                                 199,051        111,045
                                                                                           ----------     ----------
         Gross profit                                                                          51,280         34,211
Operating expenses:
         Selling, general, administrative and development                                      30,731         24,895
         Amortization of goodwill                                                               1,229          1,236
                                                                                           ----------     ----------
                                                                                               31,960         26,131
                                                                                           ----------     ----------
Operating income                                                                               19,320          8,080


Interest expense                                                                                2,598          2,585
Other (income) expense, net                                                                       273         (2,030)
Gain on LANcity transaction                                                                        --        (60,000)
                                                                                           ----------     ----------
Income before income taxes                                                                     16,449         67,525
Income tax expense                                                                              6,423         28,910
                                                                                           ----------     ----------
Net income                                                                                 $   10,026     $   38,615
                                                                                           ==========     ==========

Net income per common share:
         Basic                                                                             $     0.27     $     1.07
                                                                                           ==========     ==========
         Diluted                                                                           $     0.25     $     0.92
                                                                                           ==========     ==========
Weighted average common shares:
         Basic                                                                                 37,691         36,085
                                                                                           ==========     ==========
         Diluted                                                                               44,513         43,140
                                                                                           ==========     ==========

Supplemental Income Statement Information:
         (excluding effects of pension curtailment gain in Q1 2000 and gain related to
         LANcity transaction in Q1 1999.)

         Operating income                                                                  $   17,212     $    8,080
                                                                                           ==========     ==========
         Income before taxes                                                               $   14,341     $    7,525
                                                                                           ==========     ==========
         Net income                                                                        $    8,691     $    4,515
                                                                                           ==========     ==========
Net income per common share:
         Diluted                                                                           $     0.22     $     0.13
                                                                                           ==========     ==========

        See accompanying notes to the consolidated financial statements.

                               ANTEC CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (In thousands)


                                                                Three Months Ended
                                                                    March 31,
                                                             ------------------------
                                                                2000          1999
                                                             ----------    ----------

Operating activities:
     Net income                                              $   10,026    $   38,615
     Adjustments to reconcile net income to net cash
        Provided by (used in) operating activities:
           Depreciation and amortization                          4,803         3,986
           Provision for doubtful accounts                          499           512
           Deferred income taxes                                   (230)       25,800
           LANcity transaction                                       --       (60,000)
           Changes in operating assets and liabilities:
              (Increase) decrease in accounts receivable          5,023       (10,066)
              (Increase) in inventories                          (3,165)      (18,010)
              Increase in cash overdraft                             --         5,077
              (Decrease) in accounts payable and                (13,661)       (5,018)
                 accrued liabilities
              (Increase) decrease in other, net                  (5,620)        1,327
                                                             ----------    ----------
Net cash (used in) operating activities                          (2,325)      (17,777)

Investing activities:
     Purchases of property, plant and equipment                  (4,258)       (5,093)
                                                             ----------    ----------
Net cash (used in) investing activities                          (4,258)       (5,093)

Financing activities:
     Borrowings under credit facilities                          87,500        52,000
     Reductions in borrowings under credit facilities           (79,500)      (41,000)
     Deferred financing costs paid                                 (289)          (13)
     Proceeds from issuance of common stock                       2,233         7,447
                                                             ----------    ----------
Net cash provided by financing activities                         9,944        18,434
                                                             ----------    ----------
Net increase (decrease) in cash and cash equivalents              3,361        (4,436)
Cash and cash equivalents at beginning of period                  2,971         4,436
                                                             ----------    ----------
Cash and cash equivalents at end of period                   $    6,332    $       --
                                                             ==========    ==========

Supplemental cash flow information:
     Interest paid during the period                         $    1,235    $    1,274
                                                             ==========    ==========
     Income taxes paid during the period                     $        3    $      678
                                                             ==========    ==========

        See accompanying notes to the consolidated financial statements.

                               ANTEC CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

         ANTEC Corporation (together with its consolidated subsidiaries "ANTEC" or the "Company") is an international communications technology company, headquartered in Duluth, Georgia, with a major office in Englewood, Colorado. ANTEC is a designer, developer, manufacturer and supplier of products and transmission equipment for the construction, rebuilding and maintenance of broadband communications systems. ANTEC supplies equipment and services for these systems primarily to broadband communication providers, earning a reputation as a high-quality, one-stop provider of substantially all of the equipment needed for hybrid fiber-coax ("HFC") networks between the headend and the home. The Company has developed, for example, a full line of technologically advanced fiber optic products to capitalize on the current upgrades of HFC cable systems that enable reliable, high-speed, two-way transmission of video, telephony, and data. The Company's expansive product offerings position it well to meet the dynamic industry challenges, offering a full range of end-to-end solutions for its customers. The consolidated financial statements include the accounts of the Company after elimination of intercompany transactions. The consolidated financial statements furnished herein reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the consolidated financial statements for the periods shown. Additionally, certain prior year amounts have been reclassified to conform to the 2000 financial statement presentation. Interim results of operations are not necessarily indicative of results to be expected from a twelve-month period. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the Company's year ended December 31, 1999.

         The Company operates in one business segment, Communications, providing a range of customers with network and system products and services, primarily HFC networks and systems for the communication industry. This segment accounts for 100% of consolidated sales, operating profit and identifiable assets of the Company.

NOTE 2.  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board issued FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. FASB Statement No. 133 was originally effective for fiscal years beginning June 15, 1999. However, on May 19, 1999, the FASB voted to delay the effective date for one year, to fiscal years beginning after June 15, 2000 by issuing FASB Statement No. 137. The Statement will require the Company to disclose certain information regarding derivative financial instruments. The Company is in the process of reviewing the effects that the adoption of FASB Statement No. 133 will have on the Company's results of operations or financial position.

NOTE 3.  RESTRUCTURING AND OTHER CHARGES

         In the fourth quarter of 1999, in conjunction with the consolidation of the New Jersey facility to Georgia and the Southwest, coupled with the discontinuance of certain product offerings, the Company recorded a charge of approximately $16.0 million. Included in the charge was approximately $2.6 million related to personnel costs and approximately $3.0 million related to lease termination and other facility shutdown charges. Also included in the restructuring was the elimination of certain product lines resulting in an inventory write-off totaling approximately $10.4 million, which has been reflected in cost of sales during the fourth quarter of 1999. The personnel-related costs included termination expenses for the involuntary dismissal of 87 employees, primarily engaged in engineering, inside sales and warehouse functions performed at the New Jersey facility. Terminated employees were offered separation amounts in accordance with the Company's severance policy and were provided specific separation dates. It is anticipated that, in addition to the recorded charge of $16.0 million, approximately $1.6 million of

                               ANTEC CORPORATION

                                  (UNAUDITED)

relocation and fixed asset depreciation expenses, to be incurred in connection with the New Jersey facility closure, will be recognized during the second quarter of 2000. It is anticipated that all of these actions will be fully implemented by the end of the second quarter of 2000. These steps were taken to structure the Company into a more efficient organization and to further integrate ANTEC's speed-to-market philosophy. The Company's manufacturing operations located in New Jersey are being realigned in order to accelerate the production transition from in-house design and tooling functions into the manufacturing process. With the exception of saving approximately $1.5 million in lease obligation and SGA&D costs, the remaining costs related to the New Jersey facility will shift to Georgia and the Southwest. The balance of the personnel related costs and facility expenses remained unchanged at March 31, 2000.

NOTE 4.  INVENTORIES

         Inventories consist of the following (in thousands):


                                                             March 31,      December 31,
                                                               2000            1999
                                                            ----------      ------------
                                                            (Unaudited)

     Raw material                                           $   58,830      $   57,538
     Work in process                                            11,940           9,938
     Finished goods                                            147,611         147,740
                                                            ----------      ----------
          Total inventories                                 $  218,381      $  215,216
                                                            ==========      ==========

NOTE 5.  PROPERTY, PLANT AND EQUIPMENT, NET

         Property, plant and equipment, at cost, consists of the following (in thousands):


                                                             March 31,     December 31,
                                                               2000            1999
                                                            ----------     ------------
                                                            (Unaudited)

     Land                                                   $    2,549      $    2,549
     Building and leasehold improvements                        14,846          15,485
     Machinery and equipment                                    80,434          76,567
                                                            ----------      ----------
                                                                97,829          94,601
     Less: Accumulated depreciation                            (45,450)        (43,195)
                                                            ----------      ----------
          Total property, plant and equipment, net          $   52,379      $   51,406
                                                            ==========      ==========

NOTE 6.  LONG TERM DEBT

         Long term debt consists of the following (in thousands):


                                                             March 31,    December 31,
                                                               2000           1999
                                                            ----------     ----------
                                                            (Unaudited)

     Revolving Credit Facility                              $   76,500     $   68,500
     4.5% Convertible Subordinated Notes                       115,000        115,000
                                                            ----------     ----------
          Total long term debt                              $  191,500     $  183,500
                                                            ==========     ==========

         On May 8, 1998, the Company issued $115.0 million of 4.5% Convertible Subordinated Notes ("Notes") due May 15, 2003 (the "Offering"). The Notes are convertible, at the option of the holder, at any time prior to the close of business on the stated maturity date, into the Company's common stock ("Common Stock") at a conversion price of $24.00 per share. The Notes are redeemable, in whole or in part, at the Company's option, at any time on or after May 15, 2001. If the Notes are redeemed during the

                               ANTEC CORPORATION

                                  (UNAUDITED)

twelve-month period commencing May 15, 2001, ANTEC will pay a premium of 1.8% of the principal amount or approximately $2.1 million. The estimated fair market value of the Notes, based upon the closing market price of the Company's Common Stock was approximately $215 million and $175 million at March 31, 2000 and December 31, 1999, respectively.

         In April 1999, the Company amended its secured four-year credit facility ("Credit Facility") to increase the existing line from $85.0 million to $120.0 million. The Credit Facility was also amended to increase the assets eligible for borrowings to be advanced against. None of the other significant terms, including pricing, were changed with the amendment. The average annual interest rate on borrowings was approximately 7.30% at March 31, 2000. The commitment fee on unused borrowings is approximately 0.5%. The Credit Facility contains various restrictions and covenants, including limits on payments to stockholders, interest coverage, and net worth tests. As of March 31, 2000, the Company had approximately $43.5 million of available borrowings under the Credit Facility.

NOTE 7. COMPREHENSIVE INCOME (LOSS)

         Total comprehensive income for the three-month periods ended March 31, 2000 and 1999 was $10.0 million and $38.6 million, respectively. Comprehensive income decreased approximately $69 thousand during the first quarter of 2000 and decreased approximately $37 thousand during the first quarter of 1999.

NOTE 8.  SALES INFORMATION

         As of March 31, 2000, Liberty Media Corporation, which is part of the Liberty Media Group of AT&T whose financial performance is "tracked" by a separate class of AT&T stock, was the beneficial owner of approximately 20.4% of the outstanding ANTEC common stock. This beneficial ownership includes options to acquire an additional 854,341 shares. A significant portion of the Company's revenue was derived from sales to AT&T aggregating approximately $109.8 million and $37.9 million for the quarters ended March 31, 2000 and 1999, respectively.

         The Company sells its products primarily in the United States with its international revenue being generated from Asia Pacific, Europe, Latin America and Canada. The Asia Pacific market includes Australia, New Zealand, China, Hong Kong, Taiwan, India, Indonesia, Japan, Korea, Malaysia, Philippines, Sampan, Singapore and Thailand. The European market includes the United Kingdom, Ireland, France, Italy, Portugal and Spain. International sales for the three months ended March 31, 2000 and 1999 are as follows (in thousands):


                                                           Three Months Ended March 31,
                                                           ---------------------------
                                                               2000           1999
                                                            ----------     ----------
               INTERNATIONAL REGION                         (Unaudited)    (Unaudited)

     Asia Pacific .....................................     $    4,139     $    3,973
     Europe ...........................................          6,971          3,124
     Latin America ....................................          4,223          7,140
     Canada ...........................................          1,341            696
                                                            ----------     ----------
             Total international sales                      $   16,674     $   14,933
                                                            ==========     ==========

Total identifiable international assets were immaterial.

                               ANTEC CORPORATION

                                  (UNAUDITED)

NOTE 9. LANCITY TRANSACTION

         During the first quarter of 1999, the Company completed the combination of the Broadband Technology Division of Nortel Networks (LANcity) with Arris Interactive, LLC, a joint venture between ANTEC and Nortel Networks. This combination was effected by the contribution of the LANcity assets and business into Arris Interactive. ANTEC's interest in the joint venture was reduced by 6.25% from 25% to 18.75%, while Nortel's interest was increased from 75.0% to 81.25%. In addition, based on the achievement of certain revenue goals for LANcity products, up to an additional 6.25% of dilution in ANTEC's interest (to 12.5%) may occur. Nortel, however, has the option to take, in lieu of the additional interest in Arris, up to 2,747,252 shares of ANTEC stock. In order to achieve the full amount of ANTEC shares or the full additional 6.25% ownership interest in Arris Interactive, sales of LANcity products from January 1, 1999 to June 30, 2000 must reach or exceed $300.0 million during such period. The amount of additional Arris interest or ANTEC stock will be prorated on a straight-line basis for sales between $180.0 million and $300.0 million. No additional interest or stock ownership will occur if sales of LANcity products during the eighteen-month period are less than $180.0 million. Through the fifteen months ended March 31, 2000, consolidated LANcity product sales, through all sales channels, totaled approximately $163.2 million.

         During the first quarter of 1999, the Company recorded a pre-tax gain of $60.0 million, net of related expenses, based upon an independent valuation of LANcity. The transaction was accounted for, in effect, as if it were a gain on the sale of ANTEC's 12.50% interest in Arris to Nortel in exchange for 12.50% of LANcity. The Company has elected to recognize gains or losses on the sale of previously unissued stock of a subsidiary or investee based on the difference between the carrying amount of the equity interest in the investee immediately before and after the transaction and deferred income taxes are provided on such gain.

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

                               ANTEC CORPORATION

                                  (UNAUDITED)

NOTE 10.  EARNINGS PER SHARE

         The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations for the periods indicated (in thousands except per share data):


                                                                    Three Months Ended
                                                                         March 31,
                                                                 -------------------------
                                                                    2000           1999
                                                                 ----------     ----------

     Basic:
         Net income                                              $   10,026     $   38,615
                                                                 ==========     ==========
         Weighted average shares outstanding                         37,691         36,085
                                                                 ==========     ==========
         Basic earnings per share                                $     0.27     $     1.07
                                                                 ==========     ==========
     Diluted:
         Net income                                              $   10,026     $   38,615
         Add:
           4.5% convertible subordinated notes interest
              and fees, net of federal income tax effect                887            887
                                                                 ----------     ----------
         Total                                                   $   10,913     $   39,502
                                                                 ==========     ==========
         Weighted average shares outstanding                         37,691         36,085
         Dilutive securities net of income tax benefit:
           Add options/warrants                                       2,030          2,263
           Add assumed conversion of
             4.5 % convertible subordinated notes                     4,792          4,792
                                                                 ----------     ----------
         Total                                                       44,513         43,140
                                                                 ==========     ==========
         Diluted earnings per share                              $     0.25     $     0.92
                                                                 ==========     ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

         In order to provide a clearer understanding of ANTEC's product mix, although it operates in only one segment, the Company is providing financial information broken down into four major product categories: Optical & Broadband Transmission, Cable Telephony & Internet Access, Outside Plant & Powering and Supplies and Services.

         Net Sales. ANTEC's revenue for the first quarter 2000 increased 72% to a record $250.3 million. The Company continues to benefit from the strong capital spending by communication providers, especially the multiple system operators ("MSOs"), as they rebuild their plants in an effort to provide additional services, such as telephony. Sales in all ANTEC markets were up substantially. Sales to AT&T increased 190% to $109.8 million in the first quarter. Sales to non-AT&T customers increased 30.9% over the comparable quarter last year and 20.5% over the level of the fourth quarter 1999. International sales increased 11.7% to $16.7 million as compared to the first quarter 1999 and increased 39.6% over the fourth quarter 1999. International sales of $16.7 million represented approximately 10% of sales excluding the Cornerstone products, which are included as part of the Cable Telephony & Internet Access product offerings, which the Company does not sell internationally.

         The first quarter's record results were driven by strong year over year revenue increases within all product categories.

         - The Company's Optical & Broadband Transmission product offerings experienced revenue growth of approximately 64% to $71.3 million as compared to the first quarter 1999. All product lines within this category experienced increased sales. In particular, the optical transmission products grew approximately 70% from sales generated on products designed and introduced in the last twelve months.

         - Cable Telephony & Internet Access revenues increased over 300% as compared to the same quarter in 1999 or from $20.5 million to $82.8 million. Increased voice port and Host Digital Terminal ("HDT") shipments throughout the first quarter 2000 as compared to the same period last year generated approximately 250% of this growth. Cornerstone data sales were approximately $10.9 million for the quarter and were zero during the first quarter last year due to the timing of the completion of the LANcity transaction during last year.

         - Sales within the Outside Plant & Powering product family increased approximately 27% to $35.6 million during the quarter as compared to the same period last year. This growth stems from increased sales of powering products, Monarch brand drop passives, Digicon connectors and network interface devices ("NIDs"), which increased year over year by approximately 37%, 54%, 48% and 10%, respectively.

         - ANTEC's Supplies & Services product offerings experienced 14% revenue growth to $60.6 million in the first quarter 2000. Installation materials and tools grew over 40% when comparing first quarter results.

         Gross Profit. Gross profit for the first three months of 2000 was $51.3 million as compared to $34.2 million for the first three months of 1999, generating $17.1 million in improvement.

         - The Company's Optical & Broadband Transmission product offerings generated approximately $8.9 million in additional margin on a 1.8 percentage point improvement over the first quarter last year. This positive margin performance was lead by the increase in sales of optronic and node products at an improved gross profit percentage as compared to the same period last year.

         - ANTEC's Cable Telephony & Internet Access product category provided approximately $9.4 million in margin dollar growth as the margin percentage increased 0.6 percentage points when comparing first quarter 2000 to the same period last year. Volume and improved gross profit percentages fueled this positive performance.

         - Gross profit for the Outside Plant & Powering product offerings increased approximately $0.6 million. This increase was driven by the revenue growth as the gross margin percentage decreased 4.2 percentage points to 23.0% for the first quarter 2000. Manufacturing absorption issues added approximately $1.3 million to cost of sales during the first quarter 2000 as compared to providing approximately $1.1 million to gross profit in the same period last year. This increase in underabsorption was driven by the new product introductions, such as the Total System Power ("TSP") product, that also affected the latter part of 1999. Pricing pressure, particularly on drop passive products, also adversely effected the margin performance within this product category.

         - The Company's Supplies & Services products experienced a 3.5 percentage point decline in gross margin, which translated into a $0.6 million decrease in gross profit dollars as compared to the first quarter last year. The product mix within this category, particularly the increase in sales of products such as fiber optic cable, which is experiencing strong margin pressure, resulted in the gross profit shortfall.

         Although sales volume increased, generating a higher gross margin dollar amount, the Company's consolidated gross margin percentage slipped to 20.5% for the first quarter 2000, down 3.1 percentage points from 23.6% recorded in the comparable period last year. This decrease in the gross margin percentage is primarily the result of several factors;

         - Cornerstone sales, part of the Cable Telephony & Internet Access product offerings, which carry distribution type gross margins in the 15% range, accounted for approximately 33% of the total sales volume during the first quarter 2000 as compared to 14% of total revenue during the first quarter last year. As Cable Telephony and Internet Access products become a larger part of the Company's overall revenue stream, consolidated gross margin percentage will trend toward the lower percentage range.

         - During the quarter ended March 31, 1999, the Company recognized approximately $1.2 million in previously deferred gross margin related to intercompany profit in inventory pertaining to sales of the Company's products to the Tanco joint venture. This venture provided turnkey construction or upgrading of broadband distribution services. ANTEC deferred its ownership portion of this profit on sales to Tanco until Tanco effectively transferred the inventory to the ultimate customer. The joint venture is currently inactive and moving through the process of dissolution.

         Selling, General, Administrative, and Development ("SGA&D") Expenses. SGA&D expenses for the first three months of 2000 were $30.7 million compared to $24.9 million for the first three months of 1999. Research and development expenses related to new product introductions accounted for $2.3 million of this increase and selling expenses accounted for $2.7 million of the increase as ANTEC added personnel resources in support of the top line growth. SGA&D expenses are expected to maintain a quarterly level between $32.0 million and $34.0 million for the remainder of 2000.

         It should be noted that the results for the first quarter 2000 included a one-time pre-tax gain of $2.1 million realized as a result of employee elections associated with a new and enhanced benefit plan and the resultant effect on the Company's defined benefit pension plan. This difference between first quarter 2000 SGA&D expenses, as compared to the prior year, also includes the reversal of approximately $1.8 million in over-accrued expenses made during the first quarter 1999 due to a change in estimated bonuses and a reduction in self-insurance reserves from the year ended 1998. This decrease in 1999 expenses increased the change in spending levels as compared to first quarter 2000 expenses.

         Gain on LANcity Transaction. The transaction was accounted for, in effect, as if it were a gain on the sale of ANTEC's 12.5% interest in Arris Interactive to Nortel in exchange for 12.5% of LANcity. As a result, a pre-tax gain of approximately $60.0 million was recognized during the quarter ended March 31, 1999. Additionally, ANTEC became the exclusive distributor of LANcity products to domestic cable operators. (See Note 9 of the Notes to the Consolidated Financial Statements)

         Interest Expense. Interest expense was $2.6 million for the first quarter of both 2000 and 1999. Interest expense for both quarters reflects the cost of borrowings on the Company's revolving line of credit coupled with the full impact of the issuance of $115.0 million of 4.5% Convertible Subordinated Notes completed during 1998. As of March 31, 2000, the Company had a balance of $76.5 million outstanding under its Credit Facility of which $50.0 million was hedged by interest rate swap agreements at a fixed rate leaving $26.5 million in floating debt. As of March 31, 2000, the average interest rate on its outstanding line of credit borrowings was 7.30% with an overall blended rate of approximately 5.5% when considering the subordinated debt. This compares to $77.0 million outstanding in the first quarter 1999 also hedged with $50.0 million in swaps at a fixed rate and $27.0 million in floating debt. As of March 31, 1999, the average interest rate on the Company's outstanding line of credit borrowings was 6.85%, with an overall blended rate of approximately 5.5% including the subordinated debt. The low levels of floating debt mitigated the increase of 45 basis points during the first quarter 2000 as compared to the same period last year.

         Other Income and Expense. The results for the quarter ended March 31, 1999 included the impact of approximately $2.2 million of channel fees related to LANcity's first quarter sales. LANcity sales at quarter end were approximately $15.0 million. Beginning in April 1999, all LANcity revenue, pertaining to cable modem and headend products sold into ANTEC's market, was recorded by ANTEC. Due to the timing of the completion of this transaction, a channel fee of 15% was earned by ANTEC for sales of LANcity products sold in the first quarter.

         Net Income. Net income of $10.0 million was recorded for the first three months of 2000, as compared to net income of $38.6 million for the first three months of 1999. First quarter results for 1999 included a pre-tax gain on the LANcity transaction of approximately $60.0 million, whereas, included in the net income for 2000, was a pre-tax curtailment gain on the Company's defined benefit pension plan of approximately $2.1 million. Exclusive of the above transactions, net income for 2000 surged 92% to $8.7 million or $.22 per diluted share as compared to $4.5 million or $.13 per diluted share in the first quarter 1999.

         Reorganization. In December 1999, ANTEC announced the consolidation of its New Jersey facility into either its Duluth, Georgia office or down to the Southwest, as well as the discontinuance of certain product offerings. Related to this announcement, ANTEC booked a charge of $16.0 million. Included in the charge was approximately $2.6 million related to personnel costs and approximately $3.0 million related to lease termination and other facility shutdown charges. These steps were taken to structure the Company into a more efficient organization and to further integrate ANTEC's speed-to-market philosophy. The Company's manufacturing operations located in New Jersey are being realigned in order to accelerate the production transition from in-house design and tooling functions into the manufacturing process. With the exception of saving approximately $1.5 million in lease obligation and SGA&D costs, the remaining costs related to the New Jersey facility will shift to Georgia and the Southwest. The balance of the personnel related costs and facility expenses remained unchanged at March 31, 2000. It is anticipated that the majority of these charges will be expended during the second quarter.

         In January 1998, ANTEC announced a consolidation plan to be implemented concurrently with the creation of the new President and Chief Operating Officer organization in Atlanta. As of March 31, 1999, 126 of the estimated 177 employees had been terminated. As of March 31, 1999, approximately $2.3 million of the cash costs related to personnel costs and approximately $1.1 million of cash costs related to lease termination payments and other costs had yet to be expended. All the remaining costs were charged throughout 1999.

FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

FINANCING

         As of March 31, 2000, the Company had a balance of $76.5 million outstanding under its Credit Facility and $43.5 million of available borrowings. The average interest rate on its outstanding borrowings was 7.30% at March 31, 2000. The commitment fee on unused borrowings is approximately 0.5%.

CAPITAL EXPENDITURES

         The Company's capital expenditures were $4.3 million and $5.1 million in the three months ended March 31, 2000 and 1999, respectively. The Company had no significant commitments for capital expenditures at March 31, 2000.

CASH FLOW

         Cash levels have increased by approximately $3.4 million in the first quarter of 2000 and decreased by $4.4 million during the same period of the prior year. During the quarter ended March 31, 2000, net cash used in operating activities was $2.3 million, related primarily to the decrease in accounts payable and accrued liabilities as compared to year-end. The Company also spent approximately $4.3 million on capital purchases during the first three months of the year. These first quarter cash outlays were fully offset by positive cash flows of $9.9 million provided through financing activities. Cash used by operating activities during the first quarter of 1999 was $17.8 million, primarily due to increases in accounts receivable and inventory levels in support of the Company's growth. Investment activity during the first quarter of 1999 consumed approximately $5.1 million. These first quarter outlays during 1999 were partially offset by $18.4 million of positive cash flows from financing activities.

         Operating activities utilized cash of $2.3 million during the first quarter of 2000. With the payment of bonuses and other accrued liabilities during the first quarter 2000, decreases in accounts payable and accrued liabilities used approximately $13.7 million in cash. This decrease in cash was partially offset by the positive cash flow provided by the net income for the quarter of $10.0 million. Inventory levels increased slightly during the first quarter 2000, utilizing $3.2 million of cash, which is reflective of the increased revenue and product demands during the quarter. In the first quarter of 1999, the Company recorded a pre-tax gain of $60.0 million in their Arris joint venture based on the joint venture's estimated value at the time of the transaction. (See Note 9 of the Notes to the Consolidated Financial Statements.) Additionally, increases in accounts receivable and inventories during the quarter ended March 31, 1999 utilized cash of approximately $10.1 million and $18.0 million, respectively.

         Days sales outstanding improved to approximately 71 days at the close of the first quarter 2000 as compared to approximately 82 days at the end of the first quarter 1999. This improvement was driven by a change in the dynamics of the Company's accounts receivable aging achieved by two main factors. First, just as AT&T has become a large part of ANTEC's sales volume, they also account for a large portion of the receivable balance. Historically, AT&T has promptly paid the majority of its account balance within twenty days. Second, slower paying accounts, in particular international customers, have become a smaller percentage of the overall total accounts receivable balance as the Company has been able to collect on certain extended-term accounts during the latter part of last year and into the first quarter 2000.

         Cash flows used in investing activities were $4.3 million and $5.1 million for the three months ended March 31, 2000 and 1999, respectively. These investment amounts reflect purchases of capital assets during the respective quarters.

         Cash flows provided by financing activities were $9.9 million and $18.4 million for the three months ended March 31, 2000 and 1999, respectively. Both periods reflect their respective trends in operating and investing activities. Each quarter was also affected by the exercise of stock options that provided positive cash flows of approximately $2.2 million and $7.4 million for 2000 and 1999, respectively. Net borrowings under the credit facility were $8.0 million and $11.0 million for the quarters ended March 31, 2000 and 1999, respectively.

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

YEAR 2000 DISCLOSURE

         ANTEC transitioned through January 1, 2000 and experienced no significant date related processing issues. During 1999, the Company incurred approximately $7.5 million ($5.7 million capitalized for new systems and $1.8 million expensed as incurred) related to its overall system improvements and the Year 2000 project. ANTEC does not anticipate incurring any material direct costs related to the Year 2000 Issue going forward.

         As of March 31, 2000, the Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products, services and systems of its major suppliers, customers or third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

FORWARD LOOKING STATEMENTS

         Certain information and statements contained in this Management Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report, including statements using terms such as "may," "expect," "anticipate," "intend," "estimate," "believe," "plan," "continue," "could be," or similar variations or the negative thereof, constitute forward looking statements with respect to the financial condition, results of operations, and business of ANTEC, including statements that are based on current expectations, estimates, forecasts, and projections about the markets in which the Company operates, the margins it expects from its products and its expectations regarding SGA&D expenses, as well as management's beliefs and assumptions regarding these markets. Any statements that are not statements about historical facts also are forward looking statements. The Private Securities Litigation Reform Act of 1995 (the "Act") provides a "safe harbor" for forward looking statements. These Cautionary Statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the terms of the "safe harbor" provisions of the Act. In order to comply with the terms of the "safe harbor," the Company cautions investors that any forward looking statements made by the Company are not guarantees of future performance and that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward looking statements. Several factors that could cause results or events to differ from current expectations are discussed below. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of the Company's business. In providing forward looking statements, the Company is not undertaking any obligation to update publicly or otherwise these statements, whether as a result of new information, future events or otherwise.

         Gross profit for the product category disclosures. Gross profit for the product category disclosures within Management's Discussion and Analysis of Financial Condition and Results of Operations section of this report was derived from estimates using standard product margins and an allocation of manufacturing variances based on a percentage of product category sales.

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

         Capital spending of key customers. Changes in spending patterns of ANTEC's key customers will have a direct effect on the results of the Company's operations and financial condition. In particular, sales to AT&T, ANTEC's largest customer has accounted for over 40% of the Company's revenue. A future decision by AT&T to reduce purchases could have a material adverse effect on the Company's business, results of operations, and financial condition.

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

         ANTEC is exposed to various market risks, including interest rates and foreign currency rates. Changes in these rates may adversely affect its results of operations and financial condition. To manage the volatility relating to these typical business exposures, ANTEC may enter into various derivative transactions, when appropriate. ANTEC does not hold or issue derivative instruments for trading or other speculative purposes. As of March 31, 2000, the Company had no material contracts denominated in foreign currencies.

         ANTEC uses interest rate swap agreements, with large creditworthy financial institutions, to manage its exposure to interest rate changes. The swaps involve the exchange of fixed and variable interest rate payments without exchanging the notional principal amount. Payments or receipts on the agreements are recorded as adjustments to interest expense. At March 31, 2000 the Company had outstanding interest rate swap agreements denominated in dollars, maturing in 2001, with an aggregate notional principal amount of $50.0 million. Under these agreements, the Company receives a floating rate marked to LIBOR and pays a fixed interest rate. The swaps effectively change the Company's payment of interest on $50.0 million of variable rate debt to fixed rate debt.

         The fair value of the interest rate swap agreements represents the estimated receipts or payments that would be made to terminate the agreement. At March 31, 2000, the Company would have received approximately $10,000 upon termination of the agreements. A 1% decrease in short-term borrowing rates would increase the amount paid to terminate the agreements by approximately $0.6 million.

         The Company is exposed to foreign currency exchange rate risk as a result of sales of its products in various foreign countries and manufacturing operations conducted in Juarez, Mexico. In order to minimize the risks associated with foreign currency fluctuations, most sales contracts are issued in U.S. dollars. The Company has previously used foreign currency contracts to hedge the risks associated from foreign currency fluctuations for significant sales contracts, however, no such contracts were in place at March 31, 2000. The Company constantly monitors the exchange rate between the U.S. dollar and Mexican peso to determine if any adverse exposure exists relative to its costs of manufacturing. The Company does not maintain Mexican peso-denominated currency. Instead, U.S. dollars are exchanged for pesos at the time of payments.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  10.18*   2000 Stock Incentive Plan

                  10.19*   Management Incentive Plan

                  27.0     Financial Data Schedules (for SEC use only)

         (b)      Reports on Form 8-K

                  None

----------------
* Denotes management compensation plan.

                                   SIGNATURES

         Pursuant to the requirements the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             ANTEC CORPORATION

                                             /s/    LAWRENCE A. MARGOLIS
                                             -----------------------------------
                                             Lawrence A. Margolis
                                             Executive Vice President
                                             (Principal Financial Officer, duly
                                             authorized to sign on behalf of
                                             the registrant)
Dated: May 12, 2000