Form 10-Q
period 2000-06-30
ANTEC CORP
filed 2000-08-11
CIK 908610

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000



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

         At July 31, 2000 there were 37,937,631 shares of Common Stock, $0.01 par value, of the registrant outstanding.


================================================================================

                                ANTEC CORPORATION
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2000

                                      INDEX

                                                                            Page
Part I.  Financial Information

 Item 1.  Financial Statements

          a)  Consolidated Balance Sheets
               as of June 30, 2000 and December 31, 1999                     3

          b)  Consolidated Statements of Operations
              for the Three and Six Months Ended June 30, 2000 and 1999      4

          c)  Consolidated Statements of Cash Flows
              for the Six Months Ended June 30, 2000 and 1999                5

          d)  Notes to the Consolidated Financial Statements                 6  - 10

 Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                11 - 18

 Item 3.  Quantitative and Qualitative Disclosures on Market Risk            18 - 19

Part II. Other Information

 Item 4.    Submission of Matters to a Vote of Security Holders              20

 Item 6.    Exhibits and Reports on Form 8-K                                 21

Signatures                                                                   22

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                                ANTEC CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                         JUNE 30,      DECEMBER 31,
                                                                                           2000           1999
                                                                                        ---------      -----------
                                                                                       (UNAUDITED)
                                       ASSETS
Current assets:
     Cash and cash equivalents                                                          $   3,684       $   2,971
     Accounts receivable (net of allowance for doubtful accounts of $7,196 in 2000
        and $7,505 in 1999)                                                               216,854         197,350
     Inventories                                                                          199,524         215,216
     Income taxes recoverable                                                                 563          10,403
     Deferred income taxes                                                                 18,407          16,442
     Investments held for resale                                                            6,900              --
     Other current assets                                                                  23,845          15,989
                                                                                        ---------       ---------
        Total current assets                                                              469,777         458,371

Property, plant and equipment (net of accumulated depreciation of $48,862 in 2000
        and $43,195 in 1999)                                                               53,753          51,406
Goodwill (net of accumulated amortization of $49,100 in 2000 and $46,641 in 1999)         147,377         149,836
Deferred income taxes                                                                       5,918           5,918
Investments                                                                               104,262          70,968
Other assets                                                                               25,634          23,573
                                                                                        ---------       ---------
                                                                                        $ 806,721       $ 760,072
                                                                                        =========       =========

                      LIABILITIES AND STOCK HOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                   $ 152,231       $ 153,596
     Accrued compensation, benefits and related taxes                                      17,842          20,539
     Other accrued liabilities                                                             28,393          31,402
                                                                                        ---------       ---------
        Total current liabilities                                                         198,466         205,537

Long-term debt                                                                            177,000         183,500
Deferred income taxes                                                                      39,137          23,700
                                                                                        ---------       ---------
     Total Liabilities                                                                    414,603         412,737

Stockholders' equity:
     Preferred stock, par value $1.00 per share, 5 million shares authorized, none
          issued and outstanding                                                               --              --
     Common stock, par value $0.01 per share, 150 million & 75 million shares authorized; 37.9 million and 37.6 million shares issued and outstanding
          in 2000 and 1999, respectively                                                      381             378
     Capital in excess of par value                                                       257,498         252,245
     Retained earnings                                                                    134,350          94,713
     Cumulative translation adjustments                                                      (111)             (1)
                                                                                        ---------       ---------
        Total stockholders' equity                                                        392,118         347,335
                                                                                        ---------       ---------
                                                                                        $ 806,721       $ 760,072
                                                                                        =========       =========

         See accompanying notes to the consolidated financial statements

                                ANTEC CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (In thousands, except per share data)



                                                Three Months Ended              Six Months Ended
                                                    June 30,                        June 30,
                                            -------------------------       -------------------------
                                               2000            1999            2000            1999
                                            ---------       ---------       ---------       ---------

Net sales                                   $ 276,116       $ 196,334       $ 526,447       $ 341,590
Cost of sales                                 223,290         152,350         422,340         263,395
                                            ---------       ---------       ---------       ---------
Gross profit                                   52,826          43,984         104,107          78,195
Operating expenses:
   Selling, general and administrative
      and development                          33,906          27,081          64,638          51,976
   Amortization of goodwill                     1,230           1,237           2,459           2,473
                                            ---------       ---------       ---------       ---------
      Total operating expenses                 35,136          28,318          67,097          54,449
                                            ---------       ---------       ---------       ---------
Operating income                               17,690          15,666          37,010          23,746

Gain on LANcity transaction                   (30,000)             --         (30,000)        (60,000)
Gain on Chromatis investment                   (5,900)             --          (5,900)             --
Interest expense                                2,541           3,185           5,139           6,043
Other (income) expense, net                       192            (569)            465          (2,872)
                                            ---------       ---------       ---------       ---------
Income before income taxes                     50,857          13,050          67,306          80,575
Income tax expense                             21,246           5,048          27,669          33,958
                                            ---------       ---------       ---------       ---------
Net income                                  $  29,611       $   8,002       $  39,637       $  46,617
                                            =========       =========       =========       =========

Net income per common share:
      Basic                                 $    0.78       $    0.22       $    1.05       $    1.29
                                            =========       =========       =========       =========
      Diluted                               $    0.68       $    0.21       $    0.93       $    1.12
                                            =========       =========       =========       =========
Weighted average common shares:
      Basic                                    37,867          36,416          37,779          36,251
                                            =========       =========       =========       =========
      Diluted                                  44,733          43,189          44,623          43,020
                                            =========       =========       =========       =========


Supplemental Income Statement Information: results net of LANcity and Chromatis gains of $30.0 and $5.9 million, respectively, and $3.5 million restructuring charge in the second quarter 2000; the $2.1 million pension curtailment gain in the first quarter 2000; and the initial $60.0 million gain on the LANcity transaction in the first quarter 1999:

      Gross profit                          $  53,326       $  43,984       $ 107,611       $  78,195
                                            =========       =========       =========       =========
      Operating income                      $  21,190       $  15,666       $  38,402       $  23,746
                                            =========       =========       =========       =========
      Income before income taxes            $  18,457       $  13,050       $  32,798       $  20,575
                                            =========       =========       =========       =========
      Net income                            $  11,213       $   8,002       $  19,903       $  12,517
                                            =========       =========       =========       =========
      Net income per common share:
      Diluted                               $    0.27       $    0.21       $    0.49       $    0.33
                                            =========       =========       =========       =========

        See accompanying notes to the consolidated financial statements.

                                ANTEC CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)


                                                                Six Months Ended
                                                                     June 30,
                                                           -------------------------
                                                              2000            1999
                                                           ---------       ---------
Operating activities:
   Net income                                              $  39,637       $  46,617
   Adjustments to reconcile net income to net cash
      Provided by (used in) operating activities:
         Depreciation and amortization                         9,737           8,188
         Provision for doubtful accounts                         499           1,959
         Deferred income taxes                                13,472          25,800
         LANcity transaction                                 (30,000)        (60,000)
         Gain on Chromatis investment                         (5,900)             --
         Changes in operating assets and liabilities:
            (Increase) in accounts receivable                (20,003)        (25,637)
            (Increase) Decrease in inventories                15,692         (29,970)
            Increase in accounts payable and                   2,832          11,001
               accrued liabilities
            (Increase) decrease in other, net                (11,384)         (4,194)
                                                           ---------       ---------
Net cash provided by (used in) operating activities           14,582         (26,236)

Investing activities:
   Purchases of property, plant and equipment                 (9,046)        (11,148)
   Other investments                                          (3,000)             --
                                                           ---------       ---------
Net cash (used in) investing activities                      (12,046)        (11,148)

Financing activities:
   Borrowings under credit facilities                        155,000         111,500
   Reductions in borrowings under credit facilities         (161,500)        (82,500)
   Deferred financing costs paid                                (579)           (130)
   Proceeds from issuance of common stock                      5,256          10,312
                                                           ---------       ---------
Net cash provided by (used in) financing activities           (1,823)         39,182

                                                           ---------       ---------
Net increase in cash and cash equivalents                        713           1,798
Cash and cash equivalents at beginning of period               2,971           4,436
                                                           ---------       ---------
Cash and cash equivalents at end of period                 $   3,684       $   6,234
                                                           =========       =========

Supplemental cash flow information:
   Interest paid during the period                         $   2,546       $   5,423
                                                           =========       =========
   Income taxes paid during the period                     $     887       $   2,868
                                                           =========       =========

        See accompanying notes to the consolidated financial statements.

                                ANTEC CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

         ANTEC Corporation (together with its consolidated subsidiaries "ANTEC" or the "Company") is an international communications technology company, headquartered in Duluth, Georgia. ANTEC is a designer, developer, manufacturer and supplier of products and transmission equipment for the construction, rebuilding and maintenance of broadband communications systems. ANTEC supplies equipment and services for these systems primarily to broadband communication providers, earning a reputation as a high-quality, one-stop provider of substantially all of the equipment needed for hybrid fiber-coax ("HFC") networks between the headend and the home. The Company has developed, for example, a full line of technologically advanced fiber optic products to capitalize on the current upgrades of HFC cable systems that enable reliable, high-speed, two-way transmission of video, telephony, and data. The Company's expansive product offerings position it well to meet the dynamic industry challenges, offering a full range of end-to-end solutions for its customers. The consolidated financial statements include the accounts of the Company after elimination of intercompany transactions. The consolidated financial statements furnished herein reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the consolidated financial statements for the periods shown. Additionally, certain prior year amounts have been reclassified to conform to the 2000 financial statement presentation. Interim results of operations are not necessarily indicative of results to be expected from a twelve-month period. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the Company's year ended December 31, 1999.

         The Company operates in one business segment, Communications, providing a range of customers with network and system products and services, primarily HFC networks and systems, for the communication industry. This segment accounts for 100% of consolidated sales, operating profit and identifiable assets of the Company.

NOTE 2.  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board issued FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. FASB Statement No. 133 was originally effective for fiscal years beginning June 15, 1999. However, on May 19, 1999, the FASB voted to delay the effective date for one year, to fiscal years beginning after June 15, 2000 by issuing FASB Statement No. 137. The Statement will require the Company to disclose certain information regarding derivative financial instruments. The Company is in the process of reviewing the effects that the adoption of FASB Statement No. 133 will have on the Company's results of operations and financial position.

NOTE 3.  RESTRUCTURING AND OTHER CHARGES

         In the fourth quarter of 1999, in conjunction with the consolidation of the New Jersey facility to Georgia and the Southwest, coupled with the discontinuance of certain product offerings, the Company recorded a charge of approximately $16.0 million. Included in the charge was approximately $2.6 million related to personnel costs and approximately $3.0 million related to lease termination and other facility shutdown charges. Also included in the restructuring was the elimination of certain product lines resulting in an inventory write-off totaling approximately $10.4 million, which was reflected in cost of sales during the fourth quarter of 1999. During the second quarter of 2000, the Company, in further evaluating its powering UCF and certain RF products, recorded an additional charge of $3.5 million against cost of goods sold, bringing the total reorganization related charge to $19.5 million. The personnel-related costs included termination expenses for the involuntary dismissal of 87 employees, primarily engaged in engineering, inside sales and warehouse functions performed at the

                                ANTEC CORPORATION

                                   (UNAUDITED)

New Jersey facility. Terminated employees were offered separation amounts in accordance with the Company's severance policy and were provided specific separation dates. As of June 30, 2000 only 13 of the original 87 employees remain. In addition to the charges totaling $19.5 million, it is anticipated that approximately $1.6 million of relocation and fixed asset depreciation expenses will be incurred in connection with the New Jersey facility closure, of which approximately $0.6 million was recognized during the second quarter of 2000. As of June 30, 2000, $1.0 million related to personnel costs and approximately $1.8 million related to lease termination and other facility shutdown expenses remain to be paid. It is anticipated that the remaining actions will be fully implemented during the third quarter of 2000.

NOTE 4.  INVENTORIES

         Inventories consist of the following (in thousands):

                                                                June 30,           December 31,
                                                                  2000                1999
                                                                --------           ------------
                                                               (Unaudited)
         Raw material                                           $  57,068           $ 57,538
         Work in process                                            9,939              9,938
         Finished goods                                           132,517            147,740
                                                                ---------           --------

              Total inventories                                 $ 199,524           $215,216
                                                                =========           ========

NOTE 5.  PROPERTY, PLANT AND EQUIPMENT, NET

         Property, plant and equipment, at cost, consists of the following (in thousands):

                                                                June 30,           December 31,
                                                                  2000                1999
                                                                --------           ------------
                                                               (Unaudited)
         Land                                                   $   2,549           $  2,549
         Building and leasehold improvements                       15,097             15,485
         Machinery and equipment                                   84,969             76,567
                                                                ---------           --------
                                                                  102,615             94,601
         Less: Accumulated depreciation                           (48,862)           (43,195)
                                                                ---------           --------
              Total property, plant and equipment, net          $  53,753           $ 51,406
                                                                =========           ========

NOTE 6.  LONG TERM DEBT

         Long term debt consists of the following (in thousands):

                                                                June 30,          December 31,
                                                                  2000                1999
                                                                --------          ------------
                                                               (Unaudited)
         Revolving Credit Facility                              $  62,000           $ 68,500
         4.5% Convertible Subordinated Notes                      115,000            115,000
                                                                ---------           --------
              Total long term debt                              $ 177,000           $183,500
                                                                =========           ========

         On May 8, 1998, the Company issued $115.0 million of 4.5% Convertible Subordinated Notes ("Notes") due May 15, 2003 (the "Offering"). The Notes are convertible, at the option of the holder, at any time prior to the close of business on the stated maturity date, into the Company's common stock ("Common Stock") at a conversion price of $24.00 per share. The Notes are redeemable, in whole or in part, at the Company's option, at any time on or after May 15, 2001. If the Notes are redeemed during the

                                ANTEC CORPORATION

                                   (UNAUDITED)

twelve-month period commencing May 15, 2001, ANTEC will pay a premium of 1.8% of the principal amount or approximately $2.1 million. The estimated fair market value of the Notes, based upon the closing market price of the Company's Common Stock was approximately $199 million and $175 million at June 30, 2000 and December 31, 1999, respectively.

         In April 1999, the Company amended its secured four-year credit facility ("Credit Facility") to increase the existing line from $85.0 million to $120.0 million. The amended Credit Facility increased the assets eligible for borrowings to be advanced against. None of the other significant terms, including pricing, were changed with the amendment. The average annual interest rate on borrowings was approximately 7.94% at June 30, 2000. The commitment fee on unused borrowings is approximately 0.5%. The Credit Facility contains various restrictions and covenants, including limits on payments to stockholders, interest coverage, and net worth tests. As of June 30, 2000, the Company had approximately $58.0 million of available borrowings under the Credit Facility.

NOTE 7. COMPREHENSIVE INCOME (LOSS)

         Total comprehensive income for the three and six-month periods ended June 30, 2000 was $29.6 million and $39.6 million, respectively. Total comprehensive income for the three and six-month periods ended June 30, 1999 was $8.0 million and $46.6 million, respectively. Comprehensive income decreased approximately $41 thousand during the second quarter of 2000 and decreased approximately $110 thousand through the six months ended June 30, 2000. Comprehensive income increased approximately $2 thousand during the second quarter of 1999 and decreased $35 thousand through the first half of 1999.

NOTE 8.  SALES INFORMATION

         As of June 30, 2000, Liberty Media Corporation, which is part of the Liberty Media Group of AT&T whose financial performance is "tracked" by a separate class of AT&T stock, was the beneficial owner of approximately 20.2% of the outstanding ANTEC common stock. This beneficial ownership includes options to acquire an additional 854,341 shares. A significant portion of the Company's revenue was derived from sales to AT&T aggregating approximately $130.8 million and $68.8 million for the quarters ended June 30, 2000 and 1999, respectively. Through the first six months of 2000, revenue generated by sales to AT&T were approximately $240.6 million as compared to the first half of 1999 when sales to AT&T totaled $106.7 million.

         The Company sells its products primarily in the United States with its international revenue being generated from Asia Pacific, Europe, Latin America and Canada. The Asia Pacific market includes Australia, New Zealand, China, Hong Kong, Taiwan, India, Indonesia, Japan, Korea, Malaysia, Philippines, Sampan, Singapore and Thailand. The European market includes the United Kingdom, Ireland, France, Italy, Portugal and Spain. International sales for the three and six months ended June 30, 2000 and 1999 are as follows (in thousands):
(Total identifiable international assets were immaterial.)

                                                Three Months Ended               Six Months Ended
                                                     June 30,                        June 30,
                                              -----------------------         ------------------------
                                                2000           1999             2000            1999
                                              --------       --------         --------        --------
INTERNATIONAL REGION
      Asia Pacific........................    $  3,660       $  3,037         $  7,849        $  7,010
      Europe..............................      10,681          4,375           17,652           7,499
      Latin America.......................       8,717          5,759           12,940          12,899
      Canada..............................         852            755            2,193           1,451
                                              --------       --------         --------        --------
              Total international sales       $ 23,910       $ 13,926         $ 40,634        $ 28,859
                                              ========       ========         ========        ========

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

         In connection with the transaction, the Company recorded a pre-tax gain of $60.0 million, net of related expenses, based upon an independent valuation of LANcity. The transaction was accounted for, in effect, as if it were a gain on the sale of a 12.50% interest in Arris to Nortel in exchange for 12.50% of LANcity. The Company has elected to recognize gains or losses on the sale of previously unissued stock of a subsidiary or investee based on the difference between the carrying amount of the equity interest in the investee immediately before and after the transaction and deferred income taxes are provided on such gain.

        The Company's interest in Arris was subject to further dilution based upon its performance over the eighteen-month period ended June 30, 2000. At the expiration of the eighteen-month period, no further dilution of ANTEC's share occurred, and, based upon the initial independent valuation, ANTEC recorded an additional gain of $30.0 million to reflect the Company's final ownership percentage in the joint venture of 18.75%.

                                ANTEC CORPORATION

                                   (UNAUDITED)


NOTE 10.  EARNINGS PER SHARE

         The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations for the periods indicated (in thousands except per share data):

                                                                  Three Months Ended              Six Months Ended
                                                                        June 30,                       June 30,
                                                               ------------------------        ------------------------
                                                                 2000            1999            2000            1999
                                                               --------        --------        --------        --------
Basic:
    Net income                                                 $ 29,611        $  8,002        $ 39,637        $ 46,617
                                                               ========        ========        ========        ========

    Weighted average shares outstanding                          37,867          36,416          37,779          36,251
                                                               ========        ========        ========        ========

    Basic earnings per share                                   $   0.78        $   0.22        $   1.05        $   1.29
                                                               ========        ========        ========        ========
Diluted:
    Net income                                                 $ 29,611        $  8,002        $ 39,637        $ 46,617
    Add:
      4.5% convertible subordinated notes interest
         and fees, net of federal income tax effect                 887             887           1,774           1,774
                                                               --------        --------        --------        --------
    Total                                                      $ 30,498        $  8,889        $ 41,411        $ 48,391
                                                               ========        ========        ========        ========


    Weighted average shares outstanding                          37,867          36,416          37,779          36,251
    Dilutive securities net of income tax benefit:
      Add options/warrants                                        2,074           1,981           2,052           1,977
      Add assumed conversion of
          4.5% convertible subordinated notes                     4,792           4,792           4,792           4,792
                                                               --------        --------        --------        --------
    Total                                                        44,733          43,189          44,623          43,020
                                                               ========        ========        ========        ========

    Diluted earnings per share                                 $   0.68        $   0.21        $   0.93        $   1.12
                                                               ========        ========        ========        ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


COMPARISON OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND
1999

         In order to provide a clearer understanding of ANTEC's product mix, although it operates in only one segment, the Company is providing financial information broken down into four major product categories: Optical & Broadband Transmission, Cable Telephony & Internet Access, Outside Plant & Powering and Supplies & Services.

         Net Sales. ANTEC's revenue for the second quarter 2000 increased 40.6% to a record $276.1 million as compared to the second quarter last year, and increased 10.3% sequentially from the previous revenue record set during the first quarter of 2000. For the six-month periods ended June 30, 2000 and 1999, net sales were $526.4 million and $341.6 million, respectfully, an increase of 54.0% year-over-year. The Company continues to benefit from the strong capital spending by communication providers, especially the multiple system operators ("MSOs") as they rebuild their plants in an effort to provide additional services, such as cable telephony. Sales in all ANTEC markets were up substantially during 2000.

         Through the three and six months ended June 30, 2000, revenue growth was robust across all product categories as compared to the respective periods last year.

         - The Company's Optical & Broadband Transmission product offerings experienced year-over-year quarterly revenue growth of approximately 36.0% to $76.0 million up from $55.9 million in 1999. Through six months of 2000, revenue reached $147.3 million or an increase of 48.1% from the $99.4 million in the first half of 1999. All product lines within this category experienced increased sales for the periods reported. In particular, the optical transmission product revenue year-over-year growth of approximately 46.3% was spurred from sales generated on products designed and introduced in the last fifteen months. Taps and line passive products also experienced strong growth as sales increased approximately 70% on a year-over-year comparison.

         - Cable Telephony & Internet Access revenues of $85.4 million for the three months ended June 30, 2000 marked an increase of approximately 92.5% as compared to the $44.4 million generated during the same quarter in 1999. For the six-month period, sales increased 159% from $64.9 million in 1999 to $168.2 million in 2000 on the strength of increased voice port and Host Digital Terminal ("HDT") shipments throughout the current year as compared to the prior year. Cornerstone data sales were approximately $3.8 million for the quarter as compared to $12.5 million during the second quarter 1999. This drop in revenue coincides with the expiration of the earn out potential with respect to LANcity becoming a part of Arris Interactive, ANTEC's joint venture with Nortel. (See Note 9 of the Notes to the Consolidated Financial Statements.)

         - Sales within the Outside Plant & Powering product family increased approximately 14.6% to $44.6 million during the second quarter as compared to the same period last year. Through the first six months of 2000, revenue grew 19.8% to $80.2 million as compared to $66.9 million through the first half of 1999. The year-over-year quarterly growth was generated by increased sales of Monarch brand drop passives and Digicon connectors, which increased by approximately 59% and 84%, respectively. On the year to date comparison, in addition to the above-mentioned products with increases of approximately 57% and 68%, respectively, powering product sales rose more than 40% during the first six months of the year.

         - ANTEC's Supplies & Services product offerings experienced 22.7% revenue growth to $70.1 million in the second quarter 2000 with an 18.4% increase to $130.7 million through the first half of 2000 as compared to the respective periods last year. These increases were driven by strong fiber optic cable sales as well as installation materials and tools, which grew over 50% and 25%, respectively, for the quarter and 35% and 32%, respectively, year to date as compared to the results of the prior year.

         Sales to AT&T reached approximately $130.8 million during the second quarter of 2000 or 47.4% of the quarterly volume as compared to the same period last year when sales to AT&T were $68.8 million or 35.0% of the quarterly volume. Year to date, sales to AT&T increased 125% to $240.6 million in 2000 as compared to $106.7 million in the first half of 1999. The strength of the revenue stream generated from AT&T is reflective of its continued upgrade of plant infrastructure and movement into the local loop access market. Sales to non-AT&T customers increased 6.8% over the comparable quarter last year and approximately 19.0% year-over-year.

         International sales for the quarter increased 71.7% to $23.9 million as compared to the second quarter 1999 and increased 40.8% year to date. International sales of $23.9 million and $40.6 million for the three and six-months ended June 30, 2000 represented approximately 12.8% and 11.5% of sales, respectively, exclusive of the Cornerstone products that are included as part of the Cable Telephony & Internet Access product offerings, which the Company does not sell internationally. This compares to international revenue achieving 9.2% and 10.5% of sales for the same periods during 1999, also net of the Cornerstone product sales.

         Gross Profit. Gross profit for the three and six months ended June 30, 2000 were $52.8 million and $104.1 million, respectively, as compared to $44.0 million and $78.2 million for the comparable periods of 1999, generating an $8.8 million improvement for the quarter and $25.9 million year to date. During the second quarter of 2000, the Company booked an additional $3.5 million charge for product discontinuation costs, as an increase to cost of goods sold, related to the reorganization that occurred in the fourth quarter of 1999. Excluding this charge, gross profit for the three and six-month periods ended June 30, 2000 would have been $56.3 million and $107.6 million, respectively. (See Note 3 of the Notes to the Consolidated Financial Statements.)

         - The Company's Optical & Broadband Transmission product offerings generated approximately $5.0 million in additional margin on a 1.1 percentage point decrease over the second quarter last year. Year-over-year margin dollars increased $13.9 million with a 0.3 percentage point increase in the blended margin percentage. This positive margin dollar performance was lead by the increase in sales as compared to the same periods last year.

         - ANTEC's Cable Telephony & Internet Access product category provided approximately $5.8 million in margin dollar growth as the margin percentage decreased 0.5 percentage points when comparing second quarter 2000 to the same period last year. Year to date this product category generated $15.2 million in additional margin as compared to 1999 with the blended six-month margin percentage remaining flat. Volume growth fueled this positive performance.

         - Gross profit for the Outside Plant & Powering product offerings increased approximately $2.0 million driven by a margin increase of 1.6 percentage points to 25.0% for the second quarter 2000. Pushed by strong volume during the year, gross profit increased $2.6 million as compared to the first half of 1999. On the year to date basis, the 2000 margin performance slipped 0.9 percentage points as compared to last year. This drop in margin percentage is due mainly to absorption issues driven by new product introductions, such as the Total System Power ("TSP") product, as well as pricing pressure, particularly on drop passive products, which also adversely effected the margin performance within this product category.

         - The Company's Supplies & Services products experienced a 3.0 percentage point decline in gross margin for the quarter, with a $0.5 million increase in gross margin dollars as compared to the second quarter last year. Year to date gross margin has declined 3.2 percentage points with an overall decrease in margin dollars of $0.2 million. The increased sales of products within this category, particularly fiber optic cable, which are experiencing strong margin pressure, resulted in the gross profit shortfall for the six months.

         Although sales volume increased, generating a higher gross margin dollar amount, the Company's consolidated gross margin percentage, excluding the additional charge for product discontinuation costs during the second quarter, slipped to 20.4% for both the second quarter and year to date 2000, down 2.0 and
2.5 percentage points from the comparable periods last year. This decrease in the gross margin percentage is primarily the result of two factors;

         - Cornerstone sales, part of the Cable Telephony & Internet Access product offerings, which carry distribution type gross margins in the 15% range, accounted for approximately 31% of the total sales volume during the second quarter 2000 and 32% of the year to date volume as compared to 23% and 19% for the comparable periods last year.

         - The Company recognized approximately $0.9 million and $2.1 million in previously deferred gross margin related to intercompany profit in inventory pertaining to sales of the Company's products to the Tanco joint venture for the three and six-month periods ended June 30, 1999. This venture provided turnkey construction or upgrading of broadband distribution services. ANTEC deferred its ownership portion of this profit on sales to Tanco until Tanco effectively transferred the inventory to the ultimate customer. The joint venture is currently inactive and moving through the process of dissolution.

         Selling, General Administrative, and Development ("SGA&D") Expenses. SGA&D expenses for the three and six-month periods ended June 30, 2000 were $33.9 million and $64.6 million, respectively as compared to $27.1 million and $52.0 million for the same periods last year. Research and development expenses related to new product introductions accounted for $2.0 million and $4.3 million of this quarterly and year to date increase, respectively. Selling expenses accounted for $3.8 million of the quarterly increases and $6.4 million of the year to date increase as ANTEC added personnel resources in support of the top line growth. SGA&D expenses are expected to maintain a quarterly level between $32.0 million and $34.0 million for the remainder of 2000.

         It should be noted that the first half of 2000 included a one-time pre-tax gain of $2.1 million realized as a result of employee elections associated with a new and enhanced benefit plan and the resultant effect on the Company's defined benefit pension plan. Additionally, approximately $0.6 million was charged to expense during the second quarter of 2000 that was incurred in connection with the New Jersey facility closure. (See Note 3 of the Notes to the Consolidated Financial Statements.) This year-over-year difference between SGA&D expenses also includes the reversal of approximately $1.8 million in over-accrued expenses made during 1999 due to a change in estimated bonuses and a reduction in self-insurance reserves from the year ended 1998. This decrease in 1999 expenses increased the change in spending levels as compared to expenses for 2000.

         Gain on LANcity Transaction. The transaction was accounted for, in effect, as if it were a gain on the sale of ANTEC's 18.75% interest in Arris Interactive to Nortel in exchange for 18.75% of LANcity. As a result, a pre-tax gain of approximately $60.0 million was recognized during the quarter ended March 31, 1999 (the equivalent of ANTEC's 12.5% interest in Arris) with an additional pre-tax gain of $30.0 million being recorded during the second quarter of 2000 (the equivalent of ANTEC's 6.25% interest in the venture). (See
Note 9 of the Notes to the Consolidated Financial Statements)

         Gain on Chromatis Investment. During the second quarter of 2000, the Company made a $1.0 million strategic investment in Chromatis Networks, Inc., receiving 56,882 shares of the company's preferred stock. On June 28, 2000, Lucent Technologies announced it had completed an acquisition of Chromatis, making it part of Lucent's Optical Networking Group. The conversion of Chromatis shares to Lucent shares resulted in the Company receiving approximately 120,809 shares of Lucent's stock. Lucent's stock price on the date of the completed acquisition was $57.48, valuing ANTEC's investment at approximately $6.9 million, thus producing a pre-tax gain of $5.9 million. These shares of Lucent stock are considered trading securities held for resale.

         Interest Expense. Interest expense for the quarters ended June 30, 2000 and 1999 was $2.5 and $3.2 million, respectively. Interest expense for the first six months of 2000 was $5.1 million as compared to $6.0 million for the first half of 1999. Interest expense for all periods reflects the cost of borrowings on the Company's revolving line of credit and interest on $115.0 million of 4.5% Convertible Subordinated Notes issued during 1998. As of June 30, 2000, the Company had a balance of $62.0 million outstanding under its Credit Facility in floating debt. As of June 30, 2000, the average interest rate on its outstanding line of credit borrowings was 7.94% with an overall blended rate of approximately 5.7% when considering the subordinated debt. This compares to $95.0 million outstanding in the second quarter 1999 hedged with $50.0 million in swaps at a fixed rate and $45.0 million in floating debt. As of June 30, 1999, the average interest rate on the Company's outstanding line of credit borrowings was 6.67%, with an overall blended rate of approximately 5.5% including the subordinated debt. The low levels of floating debt mitigated the increase of 127 basis points during the second quarter 2000 as compared to the same period last year.

         Other Income and Expense. The results for the six-month period ended June 30, 1999 include the impact of approximately $2.2 million of channel fees related to LANcity's first quarter sales to domestic cable companies. Beginning April 1999, all LANcity revenue, pertaining to cable modem and headend products sold into ANTEC's market, was recorded by ANTEC. Due to the timing of the completion of this transaction, a channel fee of 15% was earned by ANTEC for sales of LANcity products sold in the first quarter of 1999.

         Net Income. Net income of $29.6 million was recorded for the second quarter of 2000, as compared to net income of $8.0 million for the same period last year. Second quarter results for 2000 included a pre-tax gain on the LANcity transaction of $30.0 million, a pre-tax gain of $5.9 million related to the Company's investment in Chromatis, and an additional charge of $3.5 million in connection with product discontinuation costs reflected as an increase in cost of goods sold. Excluding this net one-time pre-tax gain of $32.4 million, net income for the second quarter of 2000 was $11.2 million. Net income for the six-month period ended June 30, 2000 was $39.6 million as compared to $46.6 million for the same period last year. In addition to the above mentioned items, included in the net income for 2000, was a pre-tax curtailment gain on the Company's defined benefit pension plan of approximately $2.1 million recorded during the first quarter of 2000. Exclusive of the above transactions, net income for 2000, as compared to the same period last year, excluding the pre-tax gain of $60.0 million related to the LANcity transaction recorded during 1999, surged 59% to $19.9 million or $.49 per diluted share. Exclusive of the LANcity gain recorded during 1999, net income was $12.5 million or $.33 per diluted share in the first half of 1999.

Reorganization. In December 1999, ANTEC announced the consolidation of its New Jersey facility into either its Duluth, Georgia office or down to the Southwest, as well as the discontinuance of certain product offerings. Related to this announcement, ANTEC booked a charge of $16.0 million. During the second quarter of 2000, the Company, in further evaluating its powering UCF and certain RF products, recorded an additional charge of $3.5 million against cost of goods sold, bringing the total reorganization related charge to $19.5 million. Included in the charge was approximately $2.6 million related to personnel costs and approximately $3.0 million related to lease termination and other facility shutdown charges. With the exception of saving approximately $1.5 million in lease obligation and SGA&D costs, the remaining costs related to the New Jersey facility will shift to Georgia and the Southwest. As of June 30, 2000, $1.0 million related to personnel costs and approximately $1.8 million related to lease termination and other facility shutdown expenses remain to be paid. It is anticipated that all of the remaining actions will be fully implemented during the third quarter of 2000.

         In January 1998, ANTEC announced a consolidation plan implemented concurrently with the creation of the new President and Chief Operating Officer organization in Atlanta. Charges related to this reorganization for the three and six-month periods ended June 30, 1999 were $0.9 million and $2.0 million, respectively. The balance of expenditures related to this reorganization were charged throughout the remainder of 1999.

FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

FINANCING

         As of June 30, 2000, the Company had a balance of $62.0 million outstanding under its Credit Facility and $58.0 million of available borrowings. The average interest rate on its outstanding borrowings was 7.94% at June 30, 2000. The commitment fee on unused borrowings is approximately 0.5%.

CAPITAL EXPENDITURES

         The Company's capital expenditures were $4.7 million and $6.0 million in the three months ended June 30, 2000 and 1999, respectively. Capital expenditures were $9.0 million for the first six months of 2000 as compared to $11.1 million during 1999. The Company had no significant commitments for capital expenditures at June 30, 2000.

CASH FLOW

         Cash levels have increased by approximately $0.7 million in the first half of 2000 and increased by $1.8 million during the same period of the prior year. Through the six months ended June 30, 2000, net cash provided by operating activities was $14.6 million, related primarily to the decrease in inventories coupled with the slight increase in accounts payable and accrued liabilities as compared to year-end. The Company also spent approximately $9.0 million on capital purchases and recorded $3.0 million in additional investments during the first six months of the year. Financing activities used approximately $1.8 million in cash during the first half of 2000. During the six months ended June 30, 1999, cash used in operating activities was $26.2 million pushed by increases in accounts receivable and inventory levels in support of the Company's growth. Investment activity during the first half of 1999 consumed approximately $11.1 million. These cash outlays during 1999 were fully offset by $39.2 million of positive cash flows from financing activities.

         Operating activities provided cash of $14.6 million during the six-month period ended June 30, 2000. Inventory levels have decreased, providing $15.7 million in positive cash flow. A slight increase in accounts payable and accrued liabilities provided approximately $2.8 million in cash. Positive cash flow was provided by the net income for the six-month period of $39.6 million while depreciation and deferred income taxes provided $9.7 million and $13.5 million, respectively. Reflective of the record revenue growth, increased receivable levels, product demand and the timing of shipments utilized $20.0 million of cash during 2000. Additionally, during the second quarter of 2000, the Company recorded a pre-tax gain of $30.0 million in their Arris joint venture based on the Company's final ownership percentage in the transaction. (See Note 9 of the Notes to the Consolidated Financial Statements.) The Company also recorded a $5.9 million pre-tax gain related to its investment in Chromatis during the second quarter of 2000. Operating activities utilized cash of $26.2 million, which is indicative of the increased working capital levels required during the period ended June 30, 1999. In the first half of 1999, the Company recorded an initial pre-tax gain of $60.0 million in their Arris joint venture based on the joint venture's estimated value at the time of the transaction. (See Note 9 of the Notes to the Consolidated Financial Statements.) Additionally, increases in accounts receivable and inventories during the period ended June 30, 1999 utilized cash of approximately $25.6 million and $30.0 million, respectively. An increase in accounts payable and accrued liabilities provided approximately $11.0 million through June 30, 1999. Positive cash flow was provided by the net income for the six-month period of $46.6 million while depreciation and deferred income taxes provided $8.2 million and $25.8 million, respectively.

         Days sales outstanding were approximately 68 days at June 30, 2000 as compared to approximately 66 days at the end of the first half of 1999. Despite the marked growth in revenue during 2000 along with the correlating increase in receivable levels, the Company has been able to maintain a relatively level number of days of uncollected sales in receivables. This has been achieved through a change in the dynamics of the Company's accounts receivable aging driven by two main factors. First, just as AT&T has become a large part of ANTEC's sales volume, they also account for a large portion of the receivable balance. Historically, AT&T has promptly paid the majority of its account balance within twenty days. Second, slower paying accounts have remained a smaller percentage of the overall total accounts receivable balance as the Company has been able to collect on certain extended-term accounts during the latter part of last year and into 2000.

         Cash flows used in investing activities were $12.0 million and $11.1 million for the six months ended June 30, 2000 and 1999, respectively. These investment amounts reflect $9.0 million and $11.1 million in purchases of capital assets during the respective periods. Additionally, the Company funded approximately $3.0 million in strategic investments during 2000.

         Cash used in financing activities was $1.8 million during the period ended June 30, 2000. Payments under the Company's credit facilities exceeded borrowings by $6.5 million. This cash outlay was partially offset by the exercise of stock options during the first six months of 2000 that provided positive cash flows of approximately $5.3 million. Cash provided by financing activities during 1999 was $39.2 million driven by net borrowings of $29.0 million and the exercise of stock options that provided an additional $10.3 million in positive cash flows during 1999. Financing activities during both periods reflect their respective trends in operating and investing activities.

         Based upon current levels of operations and anticipated growth, the Company expects that sufficient cash flow will be generated from operations, so that, combined with other financing alternatives available, including bank credit facilities, the Company will be able to meet all of its debt service, capital expenditures and working capital requirements for the immediately foreseeable future. However, the Company is in the process of examining its current revolving credit facility in order to determine whether alternative borrowing sources, such as an accounts receivable securitization program, might help reduce the overall cost of borrowed funds. In the event that the Company utilizes a securitization program it also is likely to renegotiate its current credit facilities.

YEAR 2000 DISCLOSURE

         ANTEC transitioned through January 1, 2000 and experienced no significant date related processing issues. ANTEC does not anticipate incurring any material direct costs related to the Year 2000 Issue going forward. As of June 30, 2000, the Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products, services and systems of its major suppliers, customers or third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

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

         ANTEC is exposed to various market risks, including interest rates and foreign currency rates. Changes in these rates may adversely affect its results of operations and financial condition. To manage the volatility relating to these typical business exposures, ANTEC may enter into various derivative transactions, when appropriate. ANTEC does not hold or issue derivative instruments for trading or other speculative purposes. As of June 30, 2000, the Company had no material contracts denominated in foreign currencies.

         In the past, ANTEC has used interest rate swap agreements, with large creditworthy financial institutions, to manage its exposure to interest rate changes. These swaps would involve the exchange of fixed and variable interest rate payments without exchanging the notional principal amount. At June 30, 2000 the Company did not have any outstanding interest rate swap agreements.

         The Company is exposed to foreign currency exchange rate risk as a result of sales of its products in various foreign countries and manufacturing operations conducted in Juarez, Mexico. In order to minimize the risks associated with foreign currency fluctuations, most sales contracts are issued in U.S. dollars. The Company has previously used foreign currency contracts to hedge the risks associated with foreign currency fluctuations for significant sales contracts, however, no such contracts were in place at June 30, 2000. The Company constantly monitors the exchange rate between the U.S. dollar and Mexican peso to determine if any adverse exposure exists relative to its costs of manufacturing. The Company does not maintain Mexican peso-denominated currency. Instead, U.S. dollars are exchanged for pesos at the time of payments.

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual Meeting of Stockholders of ANTEC Corporation held May 4, 2000:

         An election of eleven Directors was held and the shares present were voted as follows for the election of each of the following:

                                          Number of          Number of
                                            Shares            Shares
                                          Voted For          Withheld
                                         ------------      ------------
               J. A. Ian Craig            30,262,911         5,020,700
                                          ----------        ----------
               Rod F. Dammeyer            34,941,236           342,375
                                          ----------        ----------
               John M. Egan               34,869,816           413,795
                                          ----------        ----------
               James L. Faust             34,943,828           339,783
                                          ----------        ----------
               William H. Lambert         34,942,777           340,834
                                          ----------        ----------
               John R. Petty              34,944,206           339,405
                                          ----------        ----------
               Larry Romrell              34,939,296           344,315
                                          ----------        ----------
               William T. Schleyer        34,943,556           340,055
                                          ----------        ----------
               Samuel K. Skinner          34,942,906           340,705
                                          ----------        ----------
               Robert J. Stanzione        34,942,856           339,755
                                          ----------        ----------
               Bruce Van Wagner           34,937,178           346,433
                                          ----------        ----------

         A proposal was made and adopted to approve 2,500,000 of shares of Common Stock that may be issued pursuant to the Company's 2000 Stock Incentive Plan and the shares present were voted as follows:

                                                                    Number of      Number of       Number of
                                                                      Shares      Shares Voted       Shares
                                                                    Voted For       Against        Abstaining
                                                                   -----------    -------------    ----------
               Approval of 2000 Stock Incentive Plan with
               2,500,000 shares of Common Stock which
               may be issued pursuant to that plan                  25,972,536       9,282,148       28,927
                                                                    ----------      ----------       ------

         A proposal was made and adopted to approve the Company's Management Incentive Plan, and the shares present were voted as follows:

                                                                    Number of      Number of       Number of
                                                                      Shares      Shares Voted       Shares
                                                                    Voted For       Against        Abstaining
                                                                   -----------    -------------    ----------
               Approval of Management Incentive Plan                31,760,126       3,493,380       30,105
                                                                    ----------      ----------       ------

         A proposal was made and adopted to increase the number of authorized shares of Common Stock from 75,000,000 shares to 150,000,000 shares, and the shares present were voted as follows:

                                                                    Number of      Number of       Number of
                                                                      Shares      Shares Voted       Shares
                                                                    Voted For       Against        Abstaining
                                                                   -----------    -------------    ----------
                Approval of amendment to the Company's
                Certificate of Incorporation to increase the
                number of authorized shares of Common Stock
                from 75,000,000 shares to 150,000,000 shares        34,394,769       839,659          49,183
                                                                    ----------       -------          ------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

         3.1(c)   Amendment of May 8, 2000 to Restated Certificate of
                  Incorporation

         27.0     Financial Data Schedules (for SEC use only)

    (b)  Reports on Form 8-K

         None

                                   SIGNATURES


         Pursuant to the requirements the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ANTEC CORPORATION



                                      /s/ LAWRENCE A. MARGOLIS
                                      ---------------------------------------
                                      Lawrence A. Margolis
                                      Executive Vice President
                                      (Principal Financial Officer, duly
                                      authorized to sign on behalf of
                                      the registrant)
Dated: August 11, 2000