Form 10-Q
period 2000-09-30
ANTEC CORP
filed 2000-11-09
CIK 908610

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                 --------------

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000



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


                             YES  [X]    NO [ ]


         At October 31, 2000 there were 38,113,381 shares of Common Stock, $0.01 par value, of the registrant outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                ANTEC CORPORATION
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                      INDEX

                                                                                               Page
Part I.  Financial Information

   Item 1.    Financial Statements

              a)  Consolidated Balance Sheets
                  as of September 30, 2000 and December 31, 1999                                 3

              b)  Consolidated Statements of Operations
                  for the Three and Nine Months Ended September 30, 2000 and 1999                4

              c)  Consolidated Statements of Cash Flows
                  for the Nine Months Ended September 30, 2000 and 1999                          5

              d)  Notes to the Consolidated Financial Statements                              6-10

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                            11-19

   Item 3.    Quantitative and Qualitative Disclosures on Market Risk                           19

Part II. Other Information

   Item 6.    Exhibits and Reports on Form 8-K                                                  20

Signatures                                                                                      21

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                ANTEC CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                      SEPTEMBER 30,    DECEMBER 31,
                                                                                           2000           1999
                                                                                      -------------    ------------
                                                                                       (UNAUDITED)
                                     ASSETS
Current assets:
     Cash and cash equivalents                                                          $  19,548       $   2,971
     Accounts receivable (net of allowance for doubtful accounts of $6,918 in 2000
          and $7,505 in 1999)                                                             247,950         197,350
     Inventories                                                                          209,705         215,216
     Income taxes recoverable                                                               4,260          10,403
     Deferred income taxes                                                                 17,592          16,442
     Investments held for resale                                                            3,531              --
     Other current assets                                                                  20,509          15,989
                                                                                        ---------       ---------
          Total current assets
                                                                                          523,095         458,371

Property, plant and equipment (net of accumulated depreciation of $52,165 in 2000
          and $43,195 in 1999)                                                             54,230          51,406
Goodwill (net of accumulated amortization of $50,329 in 2000 and $46,641 in 1999)         146,148         149,836
Deferred income taxes                                                                       5,918           5,918
Investments                                                                               105,787          70,968
Other assets                                                                               25,931          23,573
                                                                                        ---------       ---------

                                                                                        $ 861,109       $ 760,072
                                                                                        =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                   $ 175,545       $ 153,596
     Accrued compensation, benefits and related taxes                                      16,620          20,539
     Other accrued liabilities                                                             31,223          31,402
                                                                                        ---------       ---------
          Total current liabilities                                                       223,388         205,537

Long-term debt                                                                            201,000         183,500
Deferred income taxes                                                                      36,600          23,700
                                                                                        ---------       ---------
     Total liabilities                                                                    460,988         412,737

Stockholders' equity:
     Preferred stock, par value $1.00 per share, 5 million shares authorized,
          none issued and outstanding                                                          --              --
     Common stock, par value $0.01 per share, 150 million & 75 million shares authorized; 38.1 million and 37.6 million shares issued and
          outstanding in 2000 and 1999, respectively                                          383             378
     Capital in excess of par value                                                       259,341         252,245
     Retained earnings                                                                    140,520          94,713
     Cumulative translation adjustments                                                      (123)             (1)
                                                                                        ---------       ---------
          Total stockholders' equity                                                      400,121         347,335
                                                                                        ---------       ---------
                                                                                        $ 861,109       $ 760,072
                                                                                        =========       =========

         See accompanying notes to the consolidated financial statements

                                ANTEC CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (In thousands, except per share data)

                                                  Three Months Ended             Nine Months Ended
                                                     September 30,                  September 30,
                                               -----------------------       -------------------------
                                                  2000          1999            2000           1999
                                               --------      ---------       ---------       ---------
Net sales                                      $274,553      $ 237,216       $ 801,000       $ 578,806
Cost of sales                                   222,236        187,191         644,575         450,586
                                               --------      ---------       ---------       ---------
Gross profit                                     52,317         50,025         156,425         128,220
Operating expenses:
      Selling, general and administrative
           and development                       34,772         28,477          99,411          80,453
      Amortization of goodwill                    1,230          1,236           3,688           3,709
                                               --------      ---------       ---------       ---------
          Total operating expenses               36,002         29,713         103,099          84,162
                                               --------      ---------       ---------       ---------
Operating income                                 16,315         20,312          53,326          44,058

(Gain) on LANcity transaction                        --             --         (30,000)        (60,000)
(Gain)/loss on Chromatis investment               3,414             --          (2,486)             --
Interest expense                                  2,821          3,340           7,960           9,383
Other (income) expense, net                         170           (387)            635          (3,259)
                                               --------      ---------       ---------       ---------
Income before income taxes                        9,910         17,359          77,217          97,934
Income tax expense                                3,741          6,583          31,410          40,541
                                               --------      ---------       ---------       ---------
Net income                                     $  6,169      $  10,776       $  45,807       $  57,393
                                               ========      =========       =========       =========

Net income per common share:
        Basic                                  $   0.16      $    0.29       $    1.21       $    1.58
                                               ========      =========       =========       =========
        Diluted                                $   0.15      $    0.27       $    1.09       $    1.38
                                               ========      =========       =========       =========
Weighted average common shares:

      Basic                                      38,100         36,603          37,886          36,370
                                               ========      =========       =========       =========
      Diluted                                    39,849         43,907          44,629          43,401
                                               ========      =========       =========       =========

Supplemental Income Statement Information: results net of the third quarter mark to market adjustment of the Chromatis investment resulting in a $3.4 million write down; the LANcity and Chromatis gains of $30.0 and $5.9 million, respectively, and $3.5 million restructuring charge in the second quarter 2000; the $2.1 million pension curtailment gain in the first quarter 2000; and the initial $60.0 million gain on the LANcity transaction in the first quarter 1999:

      Gross profit                             $ 52,317      $  50,025       $ 159,925       $ 128,220
                                               ========      =========       =========       =========
      Operating income                         $ 16,315      $  20,312       $  54,718       $  44,058
                                               ========      =========       =========       =========
      Income before income taxes               $ 13,324      $  17,359       $  46,123       $  37,934
                                               ========      =========       =========       =========
      Net income                               $  8,115      $  10,776       $  28,019       $  23,293
                                               ========      =========       =========       =========
      Net income per common share:
      Diluted                                  $   0.20      $    0.27       $    0.69       $    0.60
                                               ========      =========       =========       =========
      Weighted average diluted shares            44,641         43,907          44,629          43,401
                                               ========      =========       =========       =========

        See accompanying notes to the consolidated financial statements.

                                ANTEC CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                  Nine Months Ended
                                                                    September 30,
                                                             -------------------------
                                                                2000            1999
                                                             ---------       ---------
Operating activities:
     Net income                                              $  45,807       $  57,393
     Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
           Depreciation and amortization                        14,601          12,069
           Provision for doubtful accounts                         980           5,322
           Deferred income taxes                                11,750          25,800
           LANcity transaction                                 (30,000)        (60,000)
           Gain on Chromatis investment                         (2,486)             --
           Changes in operating assets and liabilities:
              (Increase) in accounts receivable                (51,580)        (61,706)
              (Increase) decrease in inventories                 5,511         (29,435)
              Increase in accounts payable and
                 accrued liabilities                            24,060          56,997

              (Increase) in other, net                          (8,360)         (7,608)
                                                             ---------       ---------
Net cash provided by (used in) operating activities             10,283          (1,168)

Investing activities:
     Purchases of property, plant and equipment                (12,867)        (15,182)
     Other investments                                          (4,570)             --
                                                             ---------       ---------
Net cash (used in) investing activities                        (17,437)        (15,182)

Financing activities:
     Borrowings under credit facilities                        267,000         159,000
     Reductions in borrowings under credit facilities         (249,500)       (151,500)
     Deferred financing costs paid                                (870)           (139)
     Proceeds from issuance of common stock                      7,101          12,525
                                                             ---------       ---------
Net cash provided by financing activities                       23,731          19,886
                                                             ---------       ---------
Net increase in cash and cash equivalents                       16,577           3,536
Cash and cash equivalents at beginning of period                 2,971           4,436
                                                             ---------       ---------
Cash and cash equivalents at end of period                   $  19,548       $   7,972
                                                             =========       =========

Supplemental cash flow information:
     Interest paid during the period                         $   3,600       $   7,167
                                                             =========       =========
     Income taxes paid during the period                     $  15,197       $   3,038
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

NOTE 2.  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board issued FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. FASB Statement No. 133 was originally effective for fiscal years beginning June 15, 1999. However, on May 19, 1999, the FASB voted to delay the effective date for one year, to fiscal years beginning after June 15, 2000 by issuing FASB Statement No. 137. The Statement will require the Company to disclose certain information regarding derivative financial instruments. The Company, although still in the process of reviewing the effects that the adoption of FASB Statement No. 133 might have on the results of operations and financial position, believes those effects to be minimal given the Company's current experience with hedging activities.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101 providing guidance on the recognition, presentation and disclosure of revenue in financial statements of publicly held companies. In March 2000, the SEC issued SAB 101A that delayed the original effective date of SAB 101 until the second quarter of 2000 for calendar year companies. In June 2000, the SEC issued SAB 101B that further delayed the effective date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company does not expect that the adoption of SAB 101 will have a material impact on its financial statements. ANTEC recognizes sales and related cost of sales as products are shipped and services are rendered. Any software related revenue is generally recognized when shipment is made, no significant vendor obligations remain and collection is considered probable.

                                ANTEC CORPORATION

                                   (UNAUDITED)

NOTE 3.  RESTRUCTURING AND OTHER CHARGES

         In the fourth quarter of 1999, in conjunction with the consolidation of the New Jersey facility to Georgia and the Southwest, coupled with the discontinuance of certain product offerings, the Company recorded a charge of approximately $16.0 million. Included in the charge was approximately $2.6 million related to personnel costs and approximately $3.0 million related to lease termination and other facility shutdown charges. Also included in the restructuring was the elimination of certain product lines resulting in an inventory write-off totaling approximately $10.4 million, which was reflected in cost of sales during the fourth quarter of 1999. During the second quarter of 2000, the Company, in further evaluating its powering UCF and certain RF products, recorded an additional charge of $3.5 million to cost of goods sold, bringing the total reorganization related charge to $19.5 million. The personnel-related costs included termination expenses for the involuntary dismissal of 87 employees, primarily engaged in engineering, inside sales and warehouse functions performed at the New Jersey facility, of which 13 employees remain as of the third quarter, agreeing to stay through the first quarter of 2001 to smooth the transition of key responsibilities. Terminated employees were offered separation amounts in accordance with the Company's severance policy and were provided specific separation dates. In addition to the charges totaling $19.5 million, it was anticipated that approximately $1.6 million of relocation and fixed asset depreciation expenses would be incurred in connection with the New Jersey facility closure, of which approximately $0.7 million has been recognized through the third quarter of 2000. As of September 30, 2000, $0.9 million related to personnel costs and approximately $1.4 million related to lease termination and other facility shutdown expenses remain to be paid. It is anticipated that the majority of the personnel costs remaining will be expended at the close of the first quarter of 2001 while the remaining lease termination and facility shutdown charges will be fully recognized through the first half of 2001.

NOTE 4.  INVENTORIES

         Inventories consist of the following (in thousands):

                                                     September 30,     December 31,
                                                         2000              1999
                                                     -------------     ------------
                                                      (Unaudited)
     Raw material                                      $ 57,897           $ 57,538
     Work in process                                     11,453              9,938
     Finished goods                                     140,355            147,740
                                                       --------           --------
          Total inventories                            $209,705           $215,216
                                                       ========           ========

NOTE 5.  PROPERTY, PLANT AND EQUIPMENT, NET

         Property, plant and equipment, at cost, consists of the following (in thousands):

                                                     September 30,     December 31,
                                                         2000              1999
                                                     -------------     ------------
                                                      (Unaudited)
     Land                                              $  2,549           $  2,549
     Building and leasehold improvements                 15,249             15,485
     Machinery and equipment                             88,597             76,567
                                                       --------           --------
                                                        106,395             94,601
     Less: Accumulated depreciation                     (52,165)           (43,195)
                                                       --------           --------
          Total property, plant and equipment, net     $ 54,230           $ 51,406
                                                       ========           ========

                                ANTEC CORPORATION

                                   (UNAUDITED)

NOTE 6.  LONG TERM DEBT

         Long term debt consists of the following (in thousands):

                                                     September 30,     December 31,
                                                         2000              1999
                                                     -------------     ------------
                                                      (Unaudited)
Revolving Credit Facility                              $ 86,000           $ 68,500
4.5% Convertible Subordinated Notes                     115,000            115,000
                                                       --------           --------
     Total long term debt                              $201,000           $183,500
                                                       ========           ========

         On May 8, 1998, the Company issued $115.0 million of 4.5% Convertible Subordinated Notes ("Notes") due May 15, 2003 (the "Offering"). The Notes are convertible, at the option of the holder, at any time prior to the close of business on the stated maturity date, into the Company's common stock ("Common Stock") at a conversion price of $24.00 per share. The Notes are redeemable, in whole or in part, at the Company's option, at any time on or after May 15, 2001. If the Notes are redeemed during the twelve-month period commencing May 15, 2001, ANTEC will pay a premium of 1.8% of the principal amount or approximately $2.1 million. The estimated fair market value of the Notes, based upon the closing market price of the Company's Common Stock was approximately $141 million and $175 million at September 30, 2000 and December 31, 1999, respectively.

         In April 1999, the Company amended its secured four-year credit facility ("Credit Facility") to increase the existing line from $85.0 million to $120.0 million. The amended Credit Facility increased the assets eligible for borrowings to be advanced against. None of the other significant terms, including pricing, were changed with the amendment. The average annual interest rate on borrowings was approximately 8.22% at September 30, 2000. The commitment fee on unused borrowings is approximately 0.5%. The Credit Facility contains various restrictions and covenants, including limits on payments to stockholders, interest coverage, and net worth tests. As of September 30, 2000, the Company had approximately $34.0 million of available borrowings under the Credit Facility.

NOTE 7.  COMPREHENSIVE INCOME

         Total comprehensive income for the three and nine-month periods ended September 30, 2000 was $6.2 million and $45.8 million, respectively. Total comprehensive income for the three and nine-month periods ended September 30, 1999 was $10.8 million and $57.4 million, respectively. Comprehensive income decreased approximately $12 thousand during the third quarter of 2000 and decreased approximately $122 thousand through the nine months ended September 30, 2000. Comprehensive income decreased approximately $2 thousand during the third quarter of 1999 and decreased $37 thousand through nine months of 1999.

NOTE 8.  SALES INFORMATION

         As of September 30, 2000, Liberty Media Corporation, which is part of the Liberty Media Group of AT&T whose financial performance is "tracked" by a separate class of AT&T stock, was the beneficial owner of approximately 20.2% of the outstanding ANTEC common stock. This beneficial ownership includes options to acquire an additional 854,341 shares. On October 25, 2000, AT&T announced that it planned to split into four companies, including separate cable and telephone companies. The impact of such a split is not yet known, however, the Company does not anticipate any material adverse effect arising from the split. A significant portion of the Company's revenue was derived from sales to AT&T aggregating approximately $122.8 million and $109.6 million for the quarters ended September 30, 2000 and 1999,

                                ANTEC CORPORATION

                                   (UNAUDITED)

respectively. Through nine months of 2000, revenue generated by sales to AT&T were approximately $363.4 million as compared to the same nine months of 1999 when sales to AT&T totaled $216.2 million.

         The Company sells its products primarily in the United States with its international revenue being generated from Asia Pacific, Europe, Latin America and Canada. The Asia Pacific market includes Australia, New Zealand, China, Hong Kong, Taiwan, India, Indonesia, Japan, Korea, Malaysia, Philippines, Sampan, Singapore and Thailand. The European market includes the United Kingdom, Ireland, France, Italy, Portugal and Spain. International sales for the three and nine months ended September 30, 2000 and 1999 are as follows (in thousands):
(Total identifiable international assets were immaterial.)

                                              Three Months Ended         Nine Months Ended
                                                 September 30,             September 30,
                                             --------------------      --------------------
                                               2000         1999         2000         1999
                                             -------      -------      -------      -------
INTERNATIONAL REGION
      Asia Pacific .......................   $ 3,632      $ 2,897      $11,481      $ 9,907
      Europe .............................     8,242        5,556       25,894       13,055
      Latin America ......................    11,594        3,399       24,534       16,298
      Canada .............................     1,158          542        3,351        1,993
                                             -------      -------      -------      -------
              Total international sales      $24,626      $12,394      $65,260      $41,253
                                             =======      =======      =======      =======

NOTE 9.  LANCITY TRANSACTION

         During the first quarter of 1999, the Company completed the combination of the Broadband Technology Division of Nortel Networks (LANcity) with Arris Interactive, LLC, ("Arris"), a joint venture between ANTEC and Nortel Networks. This combination was effected by the contribution of the LANcity assets and business into Arris. ANTEC's interest in the joint venture was reduced by 6.25% from 25% to 18.75%, while Nortel's interest was increased from 75.0% to 81.25%.

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

                                ANTEC CORPORATION

                                   (UNAUDITED)

NOTE 10. EARNINGS PER SHARE

         The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations for the periods indicated (in thousands except per share data):

                                                         Three Months Ended         Nine Months Ended
                                                            September 30,             September 30,
                                                        --------------------      --------------------
                                                          2000         1999         2000         1999
                                                        -------      -------      -------      -------
Basic:
    Net income                                          $ 6,169      $10,776      $45,807      $57,393
                                                        =======      =======      =======      =======

    Weighted average shares outstanding                  38,100       36,603       37,886       36,370
                                                        =======      =======      =======      =======

    Basic earnings per share                            $  0.16      $  0.29      $  1.21      $  1.58
                                                        =======      =======      =======      =======

Diluted:
    Net income                                          $ 6,169      $10,776      $45,807      $57,393
    Add:
      4.5% convertible subordinated notes
      interest and fees, net of federal
      income tax effect                                      --          887        2,661        2,661
                                                        -------      -------      -------      -------
    Total                                               $ 6,169      $11,663      $48,468      $60,054
                                                        =======      =======      =======      =======


    Weighted average shares outstanding                  38,100       36,603       37,886       36,370
    Dilutive securities net of income tax benefit:
      Add options / warrants                              1,749        2,512        1,951        2,239
      Add assumed conversion of
          4.5 % convertible subordinated notes               --        4,792        4,792        4,792
                                                        -------      -------      -------      -------

    Total                                                39,849       43,907       44,629       43,401
                                                        =======      =======      =======      =======

    Diluted earnings per share                          $  0.15      $  0.27      $  1.09      $  1.38
                                                        =======      =======      =======      =======

NOTE 11. SUBSEQUENT EVENT

         On October 18, 2000, ANTEC Corporation and Nortel Networks, Inc. announced that they had agreed to a transaction in which, among other things, ANTEC will acquire Nortel Networks' ownership interest in Arris Interactive L.L.C., the joint venture between the two companies. Nortel Networks will transfer its 81.25% stake in Arris Interactive in return for approximately 33 million new shares of common stock of a newly-formed holding company and $325 million in cash, including the repayment of certain indebtedness of Arris Interactive to Nortel Networks. ANTEC's stockholders will own approximately 53.5% of the new holding company and Nortel Networks will own approximately 46.5%. The consummation of the transaction, which is subject to the approval of ANTEC's stockholders, other customary closing conditions and certain regulatory approvals, is expected to occur in the first quarter of 2001. ANTEC has secured a commitment for a new $550 million credit facility that will be used to finance the cash portion of the acquisition as well as to replace the Company's current $120 million credit facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

         In order to provide a clearer understanding of ANTEC's product mix, although it operates in only one segment, the Company is providing financial information broken down into four major product categories: Optical & Broadband Transmission, Cable Telephony & Internet Access, Outside Plant & Powering and Supplies & Services.

         Net Sales. ANTEC's revenue for the third quarter 2000 increased 15.7% to $274.6 million as compared to the third quarter last year, and was relatively flat from the revenue record set during the second quarter of 2000 of $276.1 million. For the nine-month periods ended September 30, 2000 and 1999, net sales were $801.0 million and $578.8 million, respectfully, an increase of 38.4% year-over-year. The Company benefited from the strong capital spending by communication providers during the current year, especially the multiple system operators ("MSOs"), as they rebuild their plants in an effort to provide additional services, such as cable telephony.

         Through the three and nine months ended September 30, 2000, revenue growth was strong across all product categories as compared to the same periods last year, with the exception of a modest third quarter decrease in the Optical & Broadband Transmission product category.

         - Optical & Broadband Transmission revenues decreased by approximately 5.2% to $66.9 million during the third quarter 2000 as compared to the same quarter of the prior year. Revenues for the first nine months increased approximately 26.0% to $214.2 million as compared to the first nine months of the prior year. The third quarter of 2000 experienced a shift in sales from optical transmission, RF and fiber management product lines, for which sales were lower as compared to the same period last year. These revenue declines were somewhat offset by increased tap and repeater sales during the current year. AT&T sales within this product category dropped approximately $10.5 million from the second quarter 2000 to the third quarter. Year-over-year, almost all product lines within this category experienced increased sales for the nine-month period. In particular, despite the third quarter decline, optical transmission product revenue experienced year-over-year growth of approximately 20.8%. Taps and line passive products also experienced strong growth as sales increased approximately 51.1% on a year-over-year comparison.

         - Cable Telephony & Internet Access revenues increased approximately 13.6% to $86.9 million during the third quarter 2000 as compared to the same quarter of the prior year. Revenues for the first nine months increased 80.5% to $255.1 million as compared to the first nine months of the prior year. Increased voice port and Host Digital Terminal ("HDT") shipments throughout the current year as compared to the prior year generated this revenue growth. Additionally, during the third quarter 2000, there appeared to be a shift of capital expenditures from basic network infrastructure to revenue generating equipment such as cable telephony. Cornerstone data sales were approximately $1.3 million for the quarter as compared to $16.2 million during the third quarter 1999.

         - Outside Plant & Powering revenues increased approximately 43.6% to $49.7 million during the third quarter 2000 as compared to the same quarter of the prior year. Revenues for the first nine months increased 27.9% to $129.8 million as compared to the first nine months of the prior year. The year-over-year quarterly growth was generated by increased sales of powering products, which increased by approximately 205.6%. On the year to date comparison, in addition to the above-mentioned powering products with an increase of approximately 91%, Monarch brand drop passives sales rose approximately 60%.

         - ANTEC's Supplies & Services revenue increased approximately 27.9% to $71.1 million during the third quarter 2000 as compared to the same quarter of the prior year. Revenues for the first nine months increased 21.6% to $201.8 million as compared to the first nine months of the prior year. These increases result from strong fiber optic cable sales as well as installation materials and tools sales, which grew over 92% and 12%, respectively, for the quarter, and 52% and 24%, respectively, year to date, as compared to the results of the prior year.

         Sales to AT&T reached approximately $122.8 million during the third quarter of 2000, or 44.7% of the quarterly volume, as compared to the same period last year when sales to AT&T were $109.6 million or 46.2% of the quarterly volume. Year to date, sales to AT&T increased 68.1% to $363.4 million in 2000, as compared to $216.2 million in 1999. Year-to-date revenue generated from AT&T has been positively affected by their continued upgrade of plant infrastructure and movement into the local loop access market during 2000. Sales to domestic non-AT&T customers increased 10.3% over the comparable quarter last year and approximately 15.9% year-over-year.

         International sales for the quarter increased to $24.6 million, or 98.7%, as compared to the third quarter 1999, and increased 58.2% year to date. International sales of $24.6 million and $65.3 million for the three and nine-months ended September 30, 2000 represented approximately 13.7% and 12.2% of sales, respectively, exclusive of the Cornerstone products that are included as part of the Cable Telephony & Internet Access product offerings, which the Company does not sell internationally. This compares to international revenue achieving 7.7% and 9.5% of sales for the same periods during 1999, also net of the Cornerstone product sales.

         Gross Profit. Gross profit for the three and nine months ended September 30, 2000 were $52.3 million and $156.4 million, respectively, as compared to $50.0 million and $128.2 million for the comparable periods of 1999, generating a $2.3 million improvement for the quarter and a $28.2 million improvement year to date. During the second quarter of 2000, the Company recorded an additional $3.5 million charge for product discontinuation costs, as an increase to cost of goods sold, related to the reorganization that occurred in the fourth quarter of 1999. Excluding this charge, gross profit for the nine-month period ended September 30, 2000 would have been $159.9 million. (See
Note 3 of the Notes to the Consolidated Financial Statements.)

         - Optical & Broadband Transmission gross margin decreased approximately 1.7 percentage points to 25.1% or $16.8 million for the third quarter 2000 as compared to the same quarter of the prior year. Gross margin for the first nine months decreased approximately 0.2 percentage points to 27.5% or $58.9 million as compared to the first nine months of the prior year. This year-over-year quarterly decline in margin dollars is directly related to the revenue decline during the third quarter of 2000. Year-over-year margin dollars increased $11.8 million with the 0.2 percentage point decrease in the blended margin percentage, as the revenue increased during 2000 as compared to the prior year.

         - Cable Telephony & Internet Access gross margin decreased 1.4 percentage points to 14.7% or $12.7 million for the third quarter 2000 as compared to the same quarter of the prior year. Gross margin for the first nine months decreased approximately 0.8 percentage points to 14.7% or $37.5 million as compared to the first nine months of the prior year. The product mix of sales within this category during the current quarter pulled the margin percentage down from its previous levels. Year to date, the $15.6 million in additional margin, as compared to the prior year, is reflective of the year-over-year revenue growth.

         -        Outside Plant & Powering gross margin increased approximately
                  1.6 percentage points to 23.6% or $11.7 million for the third quarter 2000 as compared to the same quarter of the prior year. Gross margin for the first nine months decreased approximately 0.1 percentage points to 23.9% or $31.1 million as compared to the first nine months of the prior year. Overall, margins in this category have been affected by absorption issues, pricing pressure, and an increase in volume of lower margin performing products, such as power supplies. These factors are eroding the positive effects of the increased revenue within this category.

         - Supplies & Services gross margin decreased approximately 3.1 percentage points to 15.5% or $11.0 million as compared to the same quarter of the prior year. Gross margin for the first nine months decreased approximately 3.2 percentage points to 16.1% or $32.5 million as compared to the first nine months of the prior year. There is an increase in sales of products within this category, particularly fiber optic cable, that are experiencing strong margin pressure. Increased business with several customers has come at the cost of being very competitive with pricing. Certain suppliers of products within this category have also passed on pricing increases at the beginning of the third quarter. These combined factors have resulted in the gross profit shortfall for the nine months of 2000.

         When comparing 2000 results to 1999 results, although sales volume increased, generating a higher gross margin dollar amount, the Company's consolidated gross margin percentage, excluding the additional charge for product discontinuation costs during the second quarter, slipped to 19.1% and 20.0% for the third quarter and year to date 2000, down 2.0 and 2.2 percentage points from the comparable periods last year. This decrease in the gross margin percentage is the result of several factors:

         - Cornerstone sales, part of the Cable Telephony & Internet Access product offerings, which carry distribution type gross margins in the 15% range, accounted for approximately 34.6% of the total sales volume during the third quarter 2000 and 33.3% of the year to date volume as compared to 32.5% and 24.8% for the comparable periods last year. Cornerstone revenue increased 23.0% and 85.8% for the quarter and year to date as compared to the same periods last year.

         - A portion of the increased revenue from certain customers during 2000 required aggressive pricing with products already experiencing strong margin pressure.

         - The third quarter of 2000 experienced a shift of capital expenditures, by our customers, from higher margin, basic network infrastructure type products towards more revenue generating investments such as cable telephony, which carry lower margins.

         - The Company recognized approximately $2.1 million in previously deferred gross margin related to intercompany profit in inventory pertaining to sales of the Company's products to the Tanco joint venture for the nine month period ended September 30, 1999. This venture provided turnkey construction or upgrading of broadband distribution services. ANTEC deferred its ownership portion of this profit on sales to Tanco until Tanco effectively transferred the inventory to the ultimate customer. The joint venture is currently inactive and moving through the process of dissolution.

         Selling, General Administrative, and Development ("SGA&D") Expenses. SGA&D expenses for the three and nine-month periods ended September 30, 2000 were $34.8 million and $99.4 million, respectively as compared to $28.5 million and $80.5 million for the same periods last year. Research and development expenses related to new product introductions accounted for $1.6 million and $5.9 million of this quarterly and year to date increase, respectively. Selling expenses accounted for $3.9 million of the quarterly increases and $10.0 million of the year to date increase as ANTEC added personnel resources in support of the top line growth. SGA&D expenses are expected to maintain a quarterly level between $33.0 million and $35.0 million for the fourth quarter of 2000.

         It should be noted that the 2000 results included a one-time pre-tax gain of $2.1 million realized as a result of employee elections associated with a new and enhanced benefit plan and the resultant effect on the Company's defined benefit pension plan. Additionally, approximately $0.7 million has been charged to expense during 2000 incurred in connection with the New Jersey facility closure. (See Note 3 of the Notes to the Consolidated Financial Statements.) This year-over-year difference between SGA&D expenses also includes the reversal of approximately $1.8 million in over-accrued expenses made during 1999 due to a change in estimated bonuses and a reduction in self-insurance reserves from the year ended 1998. This decrease in 1999 expenses increased the change in spending levels as compared to expenses for 2000.

         Gain on LANcity Transaction. The transaction was accounted for, in effect, as if it were a gain on the sale of ANTEC's 18.75% interest in Arris Interactive to Nortel in exchange for 18.75% of LANcity. As a result, a pre-tax gain of approximately $60.0 million was recognized during the quarter ended March 31, 1999 (the equivalent of ANTEC's 12.5% interest in Arris) with an additional pre-tax gain of $30.0 million being recorded during the second quarter of 2000 as further dilution of ANTEC's interest was not realized (the equivalent of ANTEC's 6.25% interest in the venture). (See Note 9 of the Notes to the Consolidated Financial Statements.)

         Gain on Chromatis Investment. During the second quarter of 2000, the Company made a $1.0 million strategic investment in Chromatis Networks, Inc., receiving 56,882 shares of the company's preferred stock. On June 28, 2000, Lucent Technologies announced it had completed an acquisition of Chromatis, making it part of Lucent's Optical Networking Group. The conversion of Chromatis shares to Lucent shares resulted in the Company receiving 108,729 shares of Lucent's stock. Lucent's stock price on the date of the completed acquisition was $57.48, valuing ANTEC's investment at approximately $6.9 million, thus producing a pre-tax gain of $5.9 million.

         Because these shares of Lucent stock are considered trading securities held for resale, they are required to be carried at their fair market value with any gains or losses being included in earnings. Additionally, as a result of Lucent's spin off of Avaya Inc., the Company was issued 9,060 shares of Avaya stock on September 19, 2000. These securities are also being held for resale.
By the end of the third quarter, the stock price of Lucent dropped significantly. In calculating the fair market value of the investments as of September 30, 2000, the Company recognized a $3.4 million write down of the investments in Lucent and Avaya.

         Interest Expense. Interest expense for the quarters ended September 30, 2000 and 1999 was $2.8 and $3.3 million, respectively. Interest expense for the first nine months of 2000 was $8.0 million as compared to $9.4 million for 1999. Interest expense for all periods reflects the cost of borrowings on the Company's revolving line of credit and interest on $115.0 million of 4.5% Convertible Subordinated Notes issued during 1998. As of September 30, 2000, the Company had a balance of $86.0 million outstanding under its Credit Facility in floating debt. As of September 30, 2000, the average interest rate on its outstanding line of credit borrowings was 8.22% with an overall blended rate of approximately 6.1% when considering the subordinated debt. This compares to $73.5 million outstanding in the third quarter 1999 hedged with $50.0 million in swaps at a fixed rate and $23.5 million in floating debt. As of September 30, 1999, the average interest rate on the Company's outstanding line of credit borrowings was 7.05%, with an overall blended rate of approximately 5.5% including the subordinated debt. The low levels of floating debt mitigated the increase of 117 basis points during the third quarter 2000 as compared to the same period last year.

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

         Net Income. Net income of $6.2 million was recorded for the third quarter of 2000, as compared to net income of $10.8 million for the same period last year. Third quarter results for 2000 included a $3.4 million pre-tax write down on the Company's investment in Chromatis. Excluding this mark to market adjustment, net income for the third quarter of 2000 would have been $8.1 million. Net income for the nine-month period ended September 30, 2000 was $45.8 million as compared to $57.4 million for the same period last year. In addition to the above mentioned item, included in the net income for 2000, was a pre-tax gain on the LANcity transaction of $30.0 million, a pre-tax gain of $5.9 million related to the Company's investment in Chromatis, an additional charge of $3.5 million in connection with product discontinuation costs reflected as an increase in cost of goods sold all recorded in the second quarter and a pre-tax curtailment gain on the Company's defined benefit pension plan of approximately $2.1 million recorded during the first quarter of 2000. Exclusive of the above transactions, net income for 2000, as compared to the same period last year, excluding the pre-tax gain of $60.0 million related to the LANcity transaction recorded during 1999, surged 20.3% to $28.0 million or $0.69 per diluted share. Exclusive of the

LANcity gain recorded during 1999, net income was $23.3 million or $0.60 per diluted share through nine months in 1999.

         Reorganization. In December 1999, ANTEC announced the consolidation of its New Jersey facility into either its Duluth, Georgia office or down to the Southwest, as well as the discontinuance of certain product offerings. Related to this announcement, ANTEC booked a charge of $16.0 million. During the second quarter of 2000, the Company, in further evaluating its powering UCF and certain RF products, recorded an additional charge of $3.5 million to cost of goods sold, bringing the total reorganization related charge to $19.5 million. Included in the charge was approximately $2.6 million related to personnel costs and approximately $3.0 million related to lease termination and other facility shutdown charges. With the exception of saving approximately $1.5 million in lease obligation and SGA&D costs, the remaining costs related to the New Jersey facility will shift to Georgia and the Southwest. As of September 30, 2000, $0.9 million related to personnel costs and approximately $1.4 million related to lease termination and other facility shutdown expenses remained to be paid. It is now anticipated that the remaining actions will be fully recognized during the first half of 2001.

         In January 1998, ANTEC announced a consolidation plan implemented concurrently with the creation of the new President and Chief Operating Officer organization in Atlanta. Charges related to this reorganization for the three and nine-month periods ended September 30, 1999 were $1.4 million and $3.4 million, respectively. The balance of expenditures related to this reorganization was charged throughout the remainder of 1999 and completed during the first quarter of 2000.

         Acquisition of Arris. On October 18, 2000, ANTEC Corporation and Nortel Networks, Inc. announced that they had agreed to a transaction in which, among other things, ANTEC will acquire Nortel Networks' ownership interest in Arris Interactive L.L.C., the joint venture between the two companies. Nortel Networks will transfer its 81.25% stake in Arris Interactive in return for approximately 33 million new shares of common stock of a newly-formed holding company and $325 million in cash, including the repayment of certain indebtedness of Arris Interactive to Nortel Networks. ANTEC's stockholders will own approximately 53.5% of the new holding company and Nortel Networks will own approximately 46.5%. The consummation of the transaction, which is subject to the approval of ANTEC's stockholders, other customary closing conditions and certain regulatory approvals, is expected to occur in the first quarter of 2001.

FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

FINANCING

         As of September 30, 2000, the Company had a balance of $86.0 million outstanding under its Credit Facility and $34.0 million of available borrowings. The average interest rate on these outstanding borrowings was 8.22% at September 30, 2000. The commitment fee on unused borrowings is approximately 0.5%.

CAPITAL EXPENDITURES

         The Company's capital expenditures were $3.8 million and $4.0 million in the three months ended September 30, 2000 and 1999, respectively. Capital expenditures were $12.9 million for the nine months of 2000 as compared to $15.2 million during 1999. The Company had no significant commitments for capital expenditures at September 30, 2000.

CASH FLOW

         Cash levels increased approximately $16.6 million in the first nine months of 2000 and increased $3.5 million during the same period of the prior year. Through the nine months ended September 30, 2000, net cash provided by operating activities was $10.3 million. The Company also spent approximately $12.9 million on capital purchases and recorded $4.5 million in additional investments during the first nine months of the year. Financing activities provided approximately $23.7 million in cash during 2000. During the nine months ended September 30, 1999, cash used in operating activities was $1.2 million related to increases in accounts receivable and inventory levels. Investment activity during 1999 consumed approximately $15.2 million. These cash outlays during 1999 were fully offset by $19.9 million of positive cash flows from financing activities.

         Operating activities provided cash of $10.3 million during the nine-month period ended September 30, 2000. Inventory levels have decreased, providing $5.5 million in positive cash flow. An increase in accounts payable and accrued liabilities provided approximately $24.1 million in cash. Positive cash flow was provided by the net income for the nine-month period of $45.8 million while depreciation and deferred income taxes provided $14.6 million and $11.8 million, respectively. Reflective of the revenue levels achieved during 2000, increased receivable levels utilized $51.6 million of cash during the current year. Additionally, during the second quarter of 2000, the Company recorded a pre-tax gain of $30.0 million in their Arris joint venture based on the Company's final ownership percentage in the transaction. (See Note 9 of the Notes to the Consolidated Financial Statements.) The Company also recorded an initial $5.9 million pre-tax gain related to its investment in Chromatis during the second quarter of 2000, which was written down $3.4 million during the third quarter to reflect the fair value of the investment. Operating activities utilized cash of $1.2 million during the period ended September 30, 1999. In 1999, the Company recorded the initial pre-tax gain of $60.0 million in the Arris joint venture based on the joint venture's estimated value at the time of the transaction. (See Note 9 of the Notes to the Consolidated Financial Statements.) Additionally, increases in accounts receivable and inventories during the period ended September 30, 1999 utilized cash of approximately $61.7 million and $29.4 million, respectively. An increase in accounts payable and accrued liabilities provided approximately $57.0 million through September 30, 1999. Positive cash flow was provided by the net income for the nine-month period of $57.4 million while depreciation and deferred income taxes provided $12.1 million and $25.8 million, respectively.

         Days sales outstanding were approximately 77 days at September 30, 2000 as compared to approximately 63 days for the same period of 1999. Two factors that contributed to this increase in days sales outstanding include, first, the growth in the international business during 2000, which carry significantly longer terms than the domestic business, and second, a shift in our revenue stream weighted more heavily toward the later part of the quarter as opposed to being spread evenly throughout the quarter. Both of these factors combined added approximately 10 days to the calculation for the period ended September 30, 2000. Additionally, domestic collections were slightly slower in the third quarter of 2000, as compared to the third quarter of the prior year due primarily to the timing of larger payments from significant customers.

         Cash flows used in investing activities were $17.4 million and $15.2 million for the nine months ended September 30, 2000 and 1999, respectively. These investment amounts reflect $12.9 million and $15.2 million in purchases of capital assets during the respective periods. Additionally, the Company funded approximately $4.5 million in strategic investments during 2000.

         Cash provided by financing activities was $23.7 million during the period ended September 30, 2000. Borrowings under the Company's credit facilities exceeded payments by $17.5 million. This cash was supplemented by the exercise of stock options during 2000 that provided positive cash flows of approximately $7.1 million. Cash provided by financing activities during 1999 was $19.9 million driven by net borrowings of $7.5 million and the exercise of stock options that provided an additional $12.5 million in positive cash flows during 1999. Financing activities during both periods reflect their respective trends in operating and investing activities.

         Based upon current levels of operations and anticipated growth, the Company expects that sufficient cash flow will be generated from operations, so that, combined with other financing alternatives available, including bank credit facilities, the Company will be able to meet all of its debt service, capital expenditures and working capital requirements for the immediately foreseeable future. Currently, the Company has secured a commitment for a new $550 million credit facility that will be used to finance the cash portion of the acquisition of Arris Interactive from Nortel Networks. This new facility will also replace the Company's current $120 million credit facility. (See Note 11 of the Notes to the Consolidated Financial Statements.)

YEAR 2000 DISCLOSURE

         ANTEC transitioned through January 1, 2000 and experienced no significant date related processing issues. ANTEC does not anticipate incurring any material direct costs related to the Year 2000 Issue going forward. As of September 30, 2000, the Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products, services and systems of its major suppliers, customers or third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

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

         Capital spending of key customers. Changes in spending patterns of ANTEC's key customers will have a direct effect on the results of the Company's operations and financial condition. In particular, sales to AT&T, ANTEC's largest customer has accounted for over 40% of the Company's revenue. A future decision by AT&T to reduce purchases could have a material adverse effect on the Company's business, results of operations, and financial condition. On October 25, 2000, AT&T announced that it planned to split into four companies, including separate cable and telephone companies. The impact of such a split is not yet known, however, the Company does not anticipate any material adverse effect arising from the split.

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

         ANTEC is exposed to various market risks, including interest rates and foreign currency rates. Changes in these rates may adversely affect its results of operations and financial condition. To manage the volatility relating to these typical business exposures, ANTEC may enter into various derivative transactions, when appropriate. ANTEC does not hold or issue derivative instruments for trading or other speculative purposes. As of September 30, 2000, the Company had no material contracts denominated in foreign currencies.

         In the past, ANTEC has used interest rate swap agreements, with large creditworthy financial institutions, to manage its exposure to interest rate changes. These swaps would involve the exchange of fixed and variable interest rate payments without exchanging the notional principal amount. At September 30, 2000 the Company did not have any outstanding interest rate swap agreements.

         The Company is exposed to foreign currency exchange rate risk as a result of sales of its products in various foreign countries and manufacturing operations conducted in Juarez, Mexico. In order to minimize the risks associated with foreign currency fluctuations, most sales contracts are issued in U.S. dollars. The Company has previously used foreign currency contracts to hedge the risks associated with foreign currency fluctuations for significant sales contracts, however, no such contracts were in place at September 30, 2000. The Company constantly monitors the exchange rate between the U.S. dollar and Mexican peso to determine if any adverse exposure exists relative to its costs of manufacturing. The Company does not maintain Mexican peso-denominated currency. Instead, U.S. dollars are exchanged for pesos at the time of payments.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  27.0     Financial Data Schedules (for SEC use only)

         (b)      Reports on Form 8-K

                           On October 25, 2000, ANTEC filed a report on Form 8-K relating to Item 5, Other Events, to describe the Company's agreement with Nortel Networks, Inc. to a transaction in which ANTEC will acquire Nortel's ownership interest in Arris Interactive L.L.C., the joint venture between the two companies.

                                   SIGNATURES

         Pursuant to the requirements the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ANTEC CORPORATION

                                    /s/ LAWRENCE A. MARGOLIS
                                    ----------------------------------
                                    Lawrence A. Margolis
                                    Executive Vice President
                                    (Principal Financial Officer, duly
                                    authorized to sign on behalf of
                                    the registrant)
Dated: November 9, 2000