Form 10-K405
period 2000-12-31
ANTEC CORP
filed 2001-04-02
CIK 908610

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OF

                               ANTEC CORPORATION

                             A Delaware Corporation
                 I.R.S. Employer Identification No. 36-3892082
                           SEC File Number 000-22336

                            11450 TECHNOLOGY CIRCLE
                                DULUTH, GA 30097
                                 (678) 473-2000

     ANTEC's Common stock, no par value per share, is registered pursuant to
Section 12(g) of the Act. ANTEC does not have any securities registered pursuant to Section 12(g) of the Act.

     ANTEC (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

     ANTEC is unaware of any delinquent filers pursuant to Item 405 of Regulation S-K.

     The aggregate market value of ANTEC's Common Stock (based upon the closing sales price quoted on the over the counter market) held by non-affiliates as of February 28, 2001 was approximately $273,249,850. As of February 28, 2001, 38,147,374 shares of the registrant's Common Stock were outstanding. For these purposes, directors, officers and 10% shareholders have been assumed to be affiliates.

     No documents are incorporated by reference.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
                                    PART I
ITEM 1.      Business....................................................    3
             -- General..................................................    3
             -- Industry.................................................    4
             -- Principal Products.......................................    5
             -- Developmental Products...................................    6
             -- Sales and Marketing......................................    7
             -- Research and Development.................................    7
             -- Patents..................................................    7
             -- Manufacturing............................................    8
             -- Materials and Supplies...................................    8
             -- Backlog..................................................    8
             -- International Opportunities..............................    9
             -- Seasonality..............................................    9
             -- Significant Customers....................................    9
             -- Competition..............................................   10
             -- Employees................................................   10
ITEM 2.      Properties..................................................   10
ITEM 3.      Legal Proceedings...........................................   11
ITEM 4.      Submission of Matters to a Vote of Security Holders.........   11

                                    PART II
ITEM 5.      Market for the Registrant's Common Stock and Related
             Stockholder Matters.........................................   12
ITEM 6.      Selected Consolidated Historical Financial Data.............   12
ITEM 7.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................   14
ITEM 7A.     Quantitative and Qualitative Disclosures About Market
             Risk........................................................   31
ITEM 8.      Consolidated Financial Statements and Supplementary Data....   31
ITEM 9.      Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure....................................   31

                                   PART III
ITEM 10.     Directors and Executive Officers of the Registrant..........   58
ITEM 11.     Executive Compensation......................................   61
ITEM 12.     Security Ownership of Certain Beneficial Owners and
             Management..................................................   64
ITEM 13.     Certain Relationships and Related Transactions..............   66

                                    PART IV
ITEM 14.     Exhibits, Financial Statement Schedules and Reports on Form
             8-K.........................................................   67
ITEM 14(a)   Index to Consolidated Financial Statements and Financial
             Statement Schedules.........................................   67
Signatures   ............................................................   72

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     ANTEC Corporation (together with its consolidated subsidiaries, except as the context otherwise indicates, "ANTEC" or the "Company") is a developer, manufacturer and supplier of optical and radio frequency ("RF") transmission equipment for the construction, rebuilding and maintenance of broadband communications systems. A broadband communications system (the "broadband pipe") is the network that carries video, voice and data from system providers to consumers. Employing the combination of fiber optic and coaxial cable, the broadband pipe is larger than the traditional networks designed to carry only voice and data signals. ANTEC supplies equipment and services for these systems primarily to broadband communication providers, and believes it has earned a reputation as a high-quality, one-stop provider of substantially all of the equipment needed for hybrid fiber-coax ("HFC") networks between the headend and the home. The Company has developed a full line of technologically advanced fiber optic products to capitalize on current and future upgrades of HFC cable systems capable of providing state-of-the-art video, voice and data services. ANTEC has strong long-term relationships with its customers, serving major domestic HFC cable operators. To capitalize on the growing worldwide telecommunications industry, the Company has developed important relationships with domestic telephone and international broadband communications providers.

     From its inception until its initial public offering in 1993, ANTEC was primarily a distributor of cable television equipment and was owned and operated by Anixter, Inc. ("Anixter"). Since that time, the Company has completed several important strategic transactions and formed joint ventures designed to expand significantly the Company's product offerings and provide state-of-the-art manufacturing capabilities. Currently, the Company believes that it is the provider with the broadest offering of products in its industry. A substantial component of the Company's sales consist of manufactured products, which typically carry higher gross margins than distributed products. The Company manufactures products in the United States and Mexico in International Organization for Standardization, or ISO, certified facilities and through relationships with third party manufacturers in China, Malaysia and Taiwan. In addition, through its distribution channels ANTEC supplies products manufactured by others. The Company serves its customers through an efficient delivery network consisting of 25 sales and stocking locations in the United States, Argentina, Brazil, Canada, China, Italy, Spain and the United Kingdom. For most customer needs, ANTEC maintains complete inventories and is able to provide overnight as well as staged delivery of products.

     A synopsis of ANTEC's evolution:

     - 1969 -- Anixter entered the cable industry
     - 1987 -- Anixter acquired TeleWire Supply
     - 1988 -- Anixter and AT&T developed the first analog video laser transmitter for the cable industry (Laser Link 1)
     - 1991 -- ANTEC was established
     - 1993 -- ANTEC's initial public offering
     - 1994 -- ANTEC completed the acquisition of the following companies, which significantly expanded its product development and manufacturing capabilities:

        1. Electronic System Products, Inc. ("ESP"), an engineering consulting firm with core capabilities in digital design, RF design and application specific integrated circuit development for the broadband communications industry

        2. Power Guard, Inc., a manufacturer of power supplies and high security enclosures for broadband communications networks

        3. Keptel, Inc., a designer, manufacturer and marketer of outside plant telecommunications and transmission equipment for both residential and commercial use, primarily by telephone companies

     - 1995 -- ANTEC and Nortel Networks ("Nortel") formed a joint venture company, Arris Interactive, L.L.C. ("Arris"), focused on the development, manufacture and sale of products that enable the provision of a broad range of telephone and data services over HFC architectures; ANTEC owned 25% and Nortel Networks owned 75% of the Arris joint venture

     - 1997 -- ANTEC acquired TSX Corporation, which provided electronic manufacturing capabilities and expanded the Company's product lines to include amplifiers and line extenders and enhanced laser transmitters and receivers and optical node product lines

     - 1998 -- ANTEC introduced the industry's first 1550 nm narrowcast transmitter and dense wavelength division multiplexing ("DWDM") optical transmission system

     - 1999 -- ANTEC completed the combination of the Broadband Technology Division of Nortel, which is known as LANcity, with Arris, resulting in an increase in Nortel's interest in the joint venture to 81.25% while ANTEC's interest was reduced to 18.75%

     - 1999 -- ANTEC introduced the industry's first 18 band block converter and combined that with the DWDM allowing 144 bands on a single fiber

     - 2000 -- ANTEC agreed to acquire all of Nortel's ownership interest in Arris

INDUSTRY

     The demand for broadband access has increased significantly in recent years due to the powerful growth of the Internet facilitated by the widespread use of the World Wide Web for communicating and accessing information. Rapid growth in the number of Internet users and the demand for high-speed, high-volume interactive services has strained the existing communication networks. Increasingly, the value of high-speed Internet access experienced at work is being demanded at similar levels of access from the home. Because the technologies are evolving and the signals are growing in complexity, solutions are needed to provide the broadband system operators with the flexibility to invest in the capacity needed to carry more high-volume interactive services to more customers. There is a need to customize these networks to allow for different types and combinations of services. ANTEC is focused on meeting the needs of the network service providers as well as meeting the increasing demand along the "last mile" of the infrastructure where the home connects to the local network. ANTEC's expansive product offerings position it well to meet these industry challenges, offering a full range of end-to-end solutions. Product innovation will remain a critical focus for ANTEC as the ever-increasing drive for bandwidth pushes technologies and solutions forward.

     A broadband communications system consists of three principal segments:

     - Headend. The headend is where the cable system operator receives television signals via satellite and other sources. The headend facility organizes, processes and retransmits those signals through the second component, the distribution network, to the subscriber. The headend facility is also the location for the equipment supporting high-speed Internet access and data services and where the equipment interfacing the public-switched network in support of telephone service resides.

     - Distribution Network. The distribution network consists of fiber optic and coaxial cables and associated optical and electronic equipment that take the original signal from the headend and transmit it throughout the cable system.

     - Drop. The drop extends from the distribution network to the subscriber's home and connects either directly to the subscriber's television set or to a converter box. The converter box may be addressable or non-addressable. An addressable converter permits the delivery of premium cable services, including pay-per-view programming, by enabling the cable operator to control the subscriber services through the headend. A non-addressable converter box is one in which premium channels are activated or eliminated by traps installed in the drop system outside the home. The drop and home network also include voice port devices in support of cable telephone services and data modems linked to personal computers for high-speed Internet access.

     Historically, a cable system offered one-way only video service. Advanced by the technological achievements within all areas of the communications industry, these systems have gone through dramatic changes including:

     - the continuing upgrade of existing HFC networks to two-way, interactive broadband networks in order to provide new and improved services and to compete against other communications technologies including digital subscriber lines ("DSL"), local multiport distribution services ("LMDS") and direct broadcast satellite ("DBS");

     - increased and deeper utilization of fiber optic technology, including the DWDM, into the network;

     - consolidations among cable operators as a result of the increased needs of the system upgrades;

     - investments in cable operators by non-cable operators in an effort to compete for both new and existing services and provide a full range of communication services; and

     - increased demand for more reliable cable networks due to the new services being offered.

     ANTEC believes that its product offerings position it well to meet the growing needs of the industry, offering end-to-end solutions to meet the demands of the three principal segments of the cable industry. Product innovation will remain a critical focus for ANTEC as the ever-increasing drive for bandwidth pushes the customers' needs for a full suite of equipment solutions throughout their networks.

PRINCIPAL PRODUCTS

     ANTEC, initially through its predecessor, Anixter, has been a major supplier of products to the cable industry since 1969 and provides a broad range of products and services to cable system operators. The Company believes it supplies the most complete set of products required in a cable system including headend, distribution, drop and in-home subscriber products. ANTEC's vast product offerings can be classified into four distinct product categories: optical and broadband transmission, cable telephony and Internet access, outside plant and powering, and supply.

     Optical and Broadband Transmission. ANTEC is one of the leading suppliers of fiber optic related transmission products to the cable industry. Traditionally, cable systems were designed using coaxial cable and a series of amplifiers throughout the distribution network. Today, almost every substantial upgrade or rebuild replaces elements of the traditional system with fiber optic technology. The use of a fiber optic system enables the operator to send its signals greater distances and with less signal degradation than the traditional coaxial system. In addition, fiber optic cable's capacity to transmit a wider bandwidth greater distances than coaxial cable allows for the transmission of more video, high-speed data and telephony services to the subscriber's home. The use of fiber optic technology reduces the need for overall maintenance costs associated with active electronic components. ANTEC supplies the key product components for the fast growing fiber optic rebuild or upgrade markets: 1310 and 1550 optical laser transmitters, DWDM products, laser receivers, optical nodes, RF distribution amplifiers, and taps and line passives. In a fiber optic network, optical signals are transmitted throughout the distribution system along a fiber optic cable from the headend to the node, where the signal is received optically, converted to RF electronic signals, and transferred via coaxial cable to the home. Nodes provide the interface between the fiber optic network and the coaxial distribution system. Distribution amplifiers strengthen the signal either on its way to the node or from the node. Taps and line passives split the signal for transmission along various branches of the distribution system. Laser transmitters convert incoming electronic video signals at the headend to an optical signal that can be transmitted over the fiber optic cable. The laser receiver is able to detect the light coming out of the cable and convert it back into electronic signals for further transport to the home via coaxial cable. In addition to the key components of a fiber optic network, ANTEC sells a variety of ancillary fiber optic products, including the shelf assemblies in which lasers are mounted. The Company also manufactures certain other telecommunications products, including T-1 and digital subscriber technology components, for signal broadband in traditional telephony architectures.

     Sales of optical and broadband products related to ANTEC's broadband and optical products offerings were 26%, 29% and 34%, respectively, of the consolidated net sales of the Company for the years ended December 31, 2000, 1999 and 1998.

     Cable Telephony and Internet Access. ANTEC supplies products for the cable telephony and high-speed data access business under the brand name Cornerstone. Arris designs and, through a series of strategic manufacturing partnerships, both in the United States and the Far East, manufactures these products for sale by ANTEC to domestic telecommunications operators. These products include host digital terminals ("HDTs") and cable modem termination system ("CMTS") devices for the headend, as well as voice ports and cable modems at the home. The HDT provides an interface between the HFC system and digital telephone switches. Located at headends or hubs, it works by converting telephony signals into RF signals for transmission over the HFC network to voice ports, which are located at the customer's premises. The CMTS allows for two-way traffic between the customer's premises and the cable provider of data transferred over high-speed Internet access. Additionally, ANTEC provides training, technical support, engineering and installation services for these products. Sales of these combined product lines were approximately 31%, 28% and 6% of the consolidated net sales of the Company for the years ended December 31, 2000, 1999 and 1998. Voice over Internet protocol ("VoIP") telephony and data products, including the packet port and advanced Internet protocol module ("AIPM") are planned for introduction and deployment during the latter part of 2001.

     Outside Plant and Powering. The transmission and drop systems of the HFC networks require, and ANTEC's product offerings include, drop passives that are sold under the Regal and Monarch brand names, customized wire assemblies and transition cable, connectors for both field and at-the-home use, outside plant apparatus and enclosures, and power supplies. Power supplies provide uninterruptible stand-by power using batteries or generator back-up supply. These products can be configured for centralized or distributed power architectures and have been newly designed and introduced for advanced HFC/telephony architectures. This product family also includes network interface devices ("NIDs"). ANTEC manufactures NIDs for both the traditional telephony and the HFC architectures, which serve as the demarcation point where the signal from the service provider meets the wiring of the subscribers' premises. Sales of outside plant and powering products accounted for approximately 17%, 17% and 22% of consolidated net sales of the Company for the years ended December 31, 2000, 1999 and 1998.

     Supplies and Services. Distribution networks, whether fiber optic or coaxial, can be constructed either above or below ground. In an aerial system, galvanized steel cables, or strand, support the transmission cable, which run from pole to pole. ANTEC supplies, in addition to the fiber optic and coaxial cable itself, strand as well as the support and attachment hardware needed throughout the system. In an underground system, buried transmission cable requires protection and is frequently encased in conduit that ANTEC also supplies. In addition, to meet its customers' need for ancillary products, ANTEC supplies various test equipment, installation materials, tools and other safety equipment used in HFC cable systems. The Company is also a value-added distributor of circular connectors for the original equipment manufacturer ("OEM") and military markets. Additionally, ANTEC provides engineering consulting services primarily for developers of HFC cable systems products. Sales of these combined products and services were approximately 26%, 26% and 38% of the consolidated sales of the Company for the years ended December 31, 2000, 1999 and 1998.

DEVELOPMENTAL PRODUCTS

     ANTEC is committed to being a technology integrator and product development specialist in the evolving broadband communications market. ANTEC strives to develop new products and technology applications, both through its own engineering resources and by forging strategic alliances with other companies. ANTEC currently is involved in the development of several new products. There can be no assurance that the technology applications under development by ANTEC will be successfully developed or, if successfully developed that they will be widely used or that the Company will otherwise be able to successfully exploit these technology applications. Furthermore, the Company's competitors may develop similar or alternative new technology applications that, if successful, could have a material adverse effect on ANTEC. The Company's strategic alliances are based on business relationships and generally are not the subject of written agreements expressly providing for the alliance to continue for a significant period of time. The loss of a strategic partner could have a material adverse effect on the progress of new products under development with that partner.

SALES AND MARKETING

     Rapid industry consolidation has resulted in an increasingly smaller customer group. This dynamic demands a highly focused sales approach, which ANTEC enhanced with its 1999 sales force reorganization. The reorganization of the sales force is structured around the customer, where ANTEC will manage the sales and positioning of all of the Company's product offerings, providing the customer with optimized system solutions. The new structure of the organization is designed to meet the challenges that these consolidations have brought head-on, in focusing on the top seven multiple system operators ("MSOs"), major telecommunication companies, overbuilders, competitive local exchange carriers ("CLECs") and other business opportunities. The individuals heading these national accounts focus exclusively on specific accounts and have the responsibility for serving their respective customers, increasing ANTEC's market share in each account and ensuring ANTEC's business growth across all product lines. ANTEC anticipates that its customer base will continue to consolidate in the future. ANTEC's ability to respond quickly to these changes and deploy its resources in a highly focused manner will be key to future success.

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

     The Company also employs an experienced marketing and product management team that focuses on each of the various product categories and works with ANTEC's engineers and various technology partners on new products and product improvements. This group is responsible for inventory levels and pricing, delivery requirements, market demand and product positioning and advertising. Product management works closely with the sales team and executive management to ensure that customers are getting the benefits of the newest technologies and that ANTEC is abreast of market trends in the industry.

     ANTEC utilizes sophisticated information systems. These systems are on-line and fully integrated, providing the user with cost, product location and availability, credit history, order tracking and material management information, daily sales and profitability information, customer profile information, product inquiry information and the capacity to permit paperless transactions with customers.

RESEARCH AND DEVELOPMENT

     ANTEC conducts an active research and development program to strengthen and broaden its existing products and systems and to develop new products and systems. The Company's strategy behind its research and development efforts is to identify the products and systems which are reasonably expected to be needed by a substantial number of customers in the Company's markets. The Company's research and development expenditures for the years ended December 31, 2000, 1999 and 1998 were approximately $23.4 million, $16.6 million and $14.4 million, respectively. Additionally, ANTEC strives to develop new products and technology applications, both through its own engineering resources and by forging strategic alliances with other companies such as Nortel and Arris. Arris spends a significant amount of its resources in research and development of ANTEC's cable telephony and Internet access products.

PATENTS

     ANTEC holds various patents with respect to certain of its products and actively seeks to obtain patent protection for significant inventions and developments. ANTEC's patents are used to enhance its competitiveness within the industry.

MANUFACTURING

     ANTEC develops, manufactures, assembles or acquires all of its products. The Company maintains a vertically integrated structure that ensures quick response from the design phase through the manufacturing process. This capability reduces product development time and permits ANTEC to react quickly to the needs of its customers. Manufacturing operations range from electro/mechanical, labor-intensive assembly to sophisticated electronic surface mount automated assembly lines. The typical production cycle for ANTEC's products, from the purchasing of raw components to manufacturing and shipping products, is three months or less. A significant element of ANTEC's manufacturing strategy is to subcontract production where the scale and capacity of other manufacturers make it economical to do so.

     ANTEC operates five major manufacturing facilities, all of which are ISO certified. The Company also utilizes various contract manufacturers to supplement its manufacturing needs. In addition, ANTEC acquires products for resale from other domestic and foreign manufacturers.

     ANTEC operates two facilities in Juarez, Mexico. The first, a 135,000 square foot electronic design and assembly facility, is used in prototyping, manufacturing and testing the majority of all optronics, RF amplifier lines and nodes. This facility houses sophisticated electronic surface mount and thru-hole automated assembly lines. The second, a 60,000 square foot electro/mechanical assembly plant, produces various fiber optic closures and apparatus as well as intermediate and final assemblies for powering and demarcation products.

     Plastic injection molded parts are manufactured in a 50,000 square foot facility in El Paso, Texas. ANTEC produces its own molding tools within this facility using computer aided design software and machining systems. All metal housings are manufactured in a metal fabricating facility also located in El Paso, Texas. This 120,000 square foot plant supplies enclosures for various powering, demarcation and outside plant products.

     ANTEC operates a 130,000 square foot facility in Rock Falls, Illinois. This facility manufactures various outside plant equipment including T-1 repeater cases and transition cable.

     Arris Interactive manufactures ANTEC's cable telephony and Internet access products through a series of strategic manufacturing partnerships in the United States and the Far East.

     All of the manufacturing facilities, with the exception of the electronic assembly facility, are leased. The remaining lease terms vary from one to nine years. The lease rates are competitive for the geographic areas in which they are located, and ANTEC enjoys good relationships with all of its landlords.

MATERIALS AND SUPPLIES

     ANTEC makes significant purchases of electronic components, metals, OEM products, and other materials and components from various domestic and foreign sources. The Company has been able to obtain sufficient materials and components to meet its needs. In a continual effort to hedge against potential part shortages, ANTEC occasionally may maintain special inventories of certain components. Additionally, ANTEC actively develops and maintains alternative sources for essential materials and components.

BACKLOG

     The Company's backlog consists of unfilled customer orders believed to be firm and long-term contracts that have not been completed. With respect to long-term contracts, ANTEC includes in its backlog only amounts representing orders currently released for production or, in specific instances, the amount ANTEC expects to be released in the succeeding 12 months. The amount contained in backlog for any contract or order may not be the total amount of the contract or order. The amount of the Company's backlog at any given time does not reflect expected revenues for any fiscal period. The Company's backlog at December 31, 2000, 1999 and 1998 was approximately $209.5 million, $105.4 million and $37.4 million.

     ANTEC believes that substantially all of the backlog existing at December 31, 2000 will be shipped in 2001.

INTERNATIONAL OPPORTUNITIES

     ANTEC believes that international opportunities exist and continues to strategically invest in worldwide marketing efforts, which have yielded some promising results in several regions. During 2000, the international HFC market reversed the downward trend, which began in late 1997. International orders in 2000 were up 84% over 1999, and ANTEC ended the year with a record backlog for its international business. Europe and Latin America, in particular, rebounded in 2000. In Europe, ANTEC experienced strong demand in Portugal, Hungary, Ireland and Spain. Norway continued its strong purchasing pattern towards the end of the year. United Pan Europe Communications in the Netherlands deployed significant amounts of DWDM equipment. Orders in Europe in 2000 increased 68% over 1999, and shipments increased over 95%. ANTEC's business in Latin America was particularly strong in 2000. Orders increased over 150% from 1999 with a resulting significant shipment increase. In Latin America, ANTEC closed two significant long-term sales opportunities in Argentina and Chile, and it finished 2000 with a significant backlog. In Asia, orders increased 35% and shipments increased 27% over 1999. ANTEC continues to invest in marketing efforts in this region. The results achieved internationally during 2000 may not necessarily be indicative of future results. Current industry and financial market conditions affect international as well as domestic customers' capital spending. The Company anticipates that 2001 will be adversely affected by these conditions, especially during the first half of the year.

     ANTEC maintains sales offices in Argentina, Australia, Brazil, China, Hong Kong, Italy, Mexico, Singapore, Spain and the United Kingdom.

SEASONALITY

     Although ANTEC's business is not highly seasonal, the Company's sales in the second and third quarters generally have been the strongest as cold weather and the holiday season negatively impact construction and purchasing patterns in the fourth quarter and, to a lesser extent, the first quarter of each year.

SIGNIFICANT CUSTOMERS

     ANTEC's two largest customers for 2000 were AT&T (including MediaOne Communications, which was acquired by AT&T during 2000) and Cox Communications. Traditionally, a significant portion of the Company's revenue is derived from sales to AT&T aggregating $431.5 million, $355.0 million and $142.7 million for 2000, 1999 and 1998, respectively. Giving effect to AT&T's acquisition of MediaOne Communications, sales to the combined entity were $391.1 million for 1999 and $149.9 million for 1998. Sales to Cox Communications doubled during 2000 to $117.9 million from $58.5 million in 1999 and $28.9 million in 1998. Sales to AT&T for 2000 accounted for approximately 43.2% of ANTEC's total sales while Cox Communications accounted for approximately 11.8%. Other than Adelphia Communications Corp., which accounted for 5% of ANTEC's total revenues for 2000, no other customer provided more than 5% of ANTEC's total revenues for the year.

     ANTEC is currently Cox Communications' exclusive provider of cable telephony network solutions in eight of its key markets across the country, while striving to increase the array of products to meet Cox's future needs. ANTEC is also AT&T's primary supplier of cable telephony products. During 1999, AT&T concentrated on setting up headends for cable telephony service, deploying approximately 1,200 of ANTEC's headends in eight metro markets. During the first quarter of 2000, ANTEC and AT&T announced that ANTEC will be AT&T's exclusive provider of constant bit rate cable telephony products through 2003 within these eight markets. With its infrastructure in place and the capacity to provide more than four million lines of service to customers, AT&T is set to begin aggressively marketing cable telephony as it re-enters the local telephone service business.

     On November 24, 2000, AT&T Broadband, a unit of AT&T Corp., announced that it would not accept or pay for product shipments that it had previously ordered until mid-January 2001. On the trading day following the AT&T Broadband announcement, ANTEC's stock fell $2.36 per share, or approximately 21%, from its previous closing price as indicated by the Nasdaq National Market System. The delayed shipments had a material adverse effect on ANTEC's revenue and earnings in the fourth quarter 2000. ANTEC anticipates overall sales to AT&T in 2001 will be reduced from the sales level achieved in 2000.

     In addition, on October 25, 2000, AT&T announced that it will voluntarily break itself up into four separate publicly traded companies that will bundle each other's services through inter-company agreements. The immediate consequences, if any, to ANTEC, as a result of this split-up are not yet determinable. It is possible that the AT&T break-up will have a future material adverse effect on ANTEC's business. There can be no assurances that circumstances significantly altering the relationship between ANTEC and either of AT&T or Cox Communications will not arise in the future.

COMPETITION

     All aspects of the Company's business are highly competitive. The broadband communication industry itself is dynamic, requiring companies to react quickly and capitalize on change. ANTEC must retain skilled and experienced personnel as well as deploy substantial resources to meet the ever-changing demands of the industry. The Company competes with national, regional and local manufacturers, distributors and wholesalers including some companies larger than ANTEC. ANTEC's major competitors include:

     - ADC Telecommunications, Inc.,

     - C-COR.net Corporation,

     - General Instrument Corporation, now a part of Motorola, Inc.,

     - Harmonic Inc.,

     - Phillips, and

     - Scientific-Atlanta.

     Various manufacturers who are suppliers to ANTEC sell directly, as well as through distributors, into the cable marketplace. In addition, because of the convergence of the cable, telecommunications and computer industries and rapid technological development, new competitors are entering the cable market. Many of ANTEC's competitors or potential competitors are substantially larger and have greater resources than the Company.

     ANTEC's products are marketed with emphasis on quality and are competitively priced. Product reliability and performance, superior and responsive technical and administrative support, and breadth of product offerings are key criteria for competition. Technological innovations and speed to market are an additional basis for competition.

EMPLOYEES

     As of December 31, 2000, the Company had approximately 3,100 full-time employees of which approximately 88 were members of a union. ANTEC believes that its relationship with its employees is good. The future success of the Company depends, in part, on its ability to attract and retain key executive, marketing, engineering and sales personnel. Competition for qualified personnel in the cable industry is intense, and the loss of certain key personnel could have a material adverse effect on the Company. ANTEC has entered into employment contracts with its key executive officers. ANTEC also has a stock option program that is intended to provide substantial incentives for its key employees to remain with the Company.

ITEM 2.  PROPERTIES

     The Company currently conducts its operations from 25 different locations; two of which are owned and the remainder are leased. These facilities consist of sales and administrative offices, warehouses and manufacturing facilities totaling approximately 1,200,000 square feet. ANTEC's long-term leases expire at various dates through 2009. The principal properties are located in Ontario, California; Duluth, Georgia; Englewood, Colorado; El Paso, Texas; Cary, North Carolina; Rock Falls, Illinois; Juarez, Mexico and Chesham, England. ANTEC believes that its current properties are adequate for its operations. During 2000,

ANTEC consolidated its Tinton Falls, New Jersey operations into the corporate facility in Duluth, Georgia and into the Southwest facilities.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not currently engaged in any litigation that it believes would have a material adverse effect on its financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 2000, no matters were submitted to a vote of the Company's security holders.

                       EXECUTIVE OFFICERS OF THE COMPANY

NAME                                        AGE                         POSITION
----                                        ---                         --------
John M. Egan..............................  53    Chairman and Director
Robert J. Stanzione.......................  52    President, Chief Executive Officer and Director
Lawrence A. Margolis......................  52    Executive Vice President and Chief Financial Officer
Gordon E. Halverson.......................  58    Executive Vice President and Chief Executive
                                                  Officer, TeleWire Supply
James E. Knox.............................  63    General Counsel and Assistant Secretary
Michael Graziano..........................  40    Treasurer

     John M. Egan joined the Company in 1973 and has been Chairman of ANTEC's Board of Directors since 1997. Mr. Egan was President and Chief Executive Officer of ANTEC and its predecessors from 1980 to December 31, 1999. On January 1, 2000, Mr. Egan stepped down from his role as Chief Executive Officer of ANTEC. He remains a full-time employee. Mr. Egan is on the Board of Directors of the National Cable Television Association ("NCTA"), the Walter Kaitz Foundation, an association seeking to help the cable industry diversify its management workforce to include minorities, and has been actively involved with the Society of Cable Television Engineers and Cable Labs, Inc. Mr. Egan received the NCTA's 1990 Vanguard Award for Associates.

     Robert J. Stanzione has been President, Chief Executive Officer since January 1, 2000. From January 1998 through 1999, Mr. Stanzione was President and Chief Operating Officer of ANTEC. Mr. Stanzione has been a director of ANTEC since 1997. From October 1995 to December 1997, he was President and Chief Executive Officer of Arris Interactive. From 1969 to 1995, he held various positions with AT&T Corporation.

     Lawrence A. Margolis has been Executive Vice President, Chief Financial Officer and Secretary of ANTEC since 1992 and was Vice President, General Counsel and Secretary of Anixter International, Inc., a global communications products distribution company, from 1986 to 1992 and General Counsel and Secretary of Anixter from 1984 to 1986. Prior to 1984, he was a partner at the law firm of Schiff, Hardin & Waite.

     Gordon E. Halverson has been Executive Vice President and Chief Executive Officer, TeleWire Supply of ANTEC since April 1997. From 1990 to April 1997, he was Executive Vice President, Sales of ANTEC. During the period 1969 to 1990, he held various executive positions with predecessors of ANTEC. He received the NCTA's 1993 Vanguard Award for Associates. Mr. Halverson is a member of the NCTA, Society of Cable Television Engineers, Illinois Cable Association, Cable Television Administration and Marketing Society.

     James E. Knox has been General Counsel and Assistant Secretary since February 1996. He has been Senior Vice President and Secretary of Anixter International, Inc. since 1986 and was a partner of the law firm of Mayer, Brown & Platt from 1992 to 1996.

     Michael Graziano has been Treasurer since June 1998 and Director of Finance of ANTEC since 1997. From 1995 to 1997 he was the Chief Financial Officer of DVMI, Inc., a manufacturer of retail fixtures and design elements. During the period of 1990 to 1995 he was the Director of Finance for Keptel, Inc., a designer, manufacturer and marketer of outside plant telecommunications and transmission equipment for both residential and commercial use, primarily by telephone companies, acquired by ANTEC in 1994. Prior to 1990 he was a Senior Auditor with Ernst & Young LLP.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

     ANTEC Corporation's common stock trades on the Nasdaq National Market System under the symbol "ANTC". The following table reports the high and low trading prices per share of ANTEC's common stock as listed on the Nasdaq National Market System.

                                                                HIGH        LOW
                                                                ----        ---
1999
  First Quarter.............................................  $29.6875    $18.00
  Second Quarter............................................   34.1875     19.00
  Third Quarter.............................................   55.25       29.625
  Fourth Quarter............................................   60.25       23.25
2000
  First Quarter.............................................  $61.25      $28.9375
  Second Quarter............................................   57.00       34.375
  Third Quarter.............................................   50.00       20.4375
  Fourth Quarter............................................   29.75        6.875
2001
  First Quarter (through February 28, 2001).................  $14.375     $ 7.5625

     ANTEC has not paid dividends on its common stock since its inception. The Credit Facility, the Company's primary loan agreement at December 31, 2000, contains covenants which limit the Company's ability to pay dividends. (See Note 7 of the Notes to the Consolidated Financial Statements.) The Company does not anticipate paying any cash dividends in the foreseeable future, and in 2000, such covenants precluded the Company from declaring any dividends on its common stock.

     As of February 28, 2001, there were approximately 318 holders of record of ANTEC common stock.

ITEM 6.  SELECTED CONSOLIDATED HISTORICAL FINANCIAL DATA

     The selected consolidated financial data as of December 31, 2000 and 1999 and for each of the three years in the period ended December 31, 2000 set forth below are derived from the accompanying audited consolidated financial statements of ANTEC and should be read in conjunction with such statements and related notes thereto. The selected consolidated financial data as of December 31, 1998, 1997 and 1996 and for the years ended December 31, 1997 and 1996 is derived from audited consolidated financial statements that have not been included in this filing. On February 6, 1997, shareholders of ANTEC Corporation and TSX Corporation ("TSX") approved the Plan of Merger dated as of October 28, 1996 among ANTEC Corporation, TSX Corporation and TSX Acquisition Corporation, and the Merger resulting in TSX becoming a wholly-owned subsidiary of ANTEC effective on that date. Prior to the combination, TSX's fiscal year ended April 30, and ANTEC's fiscal year ended December 31. Consequently, the statements of operations for the twelve months ended December 31, 1996 represent ANTEC's fiscal period ended on that date combined with TSX's twelve months ended the last Saturday in October 1996. All intercompany sales between TSX and ANTEC were eliminated. The historical consolidated financial information is not necessarily indicative of the results of future operations and should be read in conjunction with ANTEC's historical consolidated financial statements and the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this document.

                                                2000       1999       1998       1997       1996
                                              --------   --------   --------   --------   --------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED OPERATING DATA:
  Net sales(8)..............................  $998,730   $844,756   $546,767   $480,078   $690,877
  Cost of sales(1)(5)(8)....................   812,958    679,774    404,999    365,860    511,646
                                              --------   --------   --------   --------   --------
  Gross profit..............................   185,772    164,982    141,768    114,218    179,231
  Selling, general, administrative and
     development expenses(2)................   133,988    111,937    105,643    110,803    125,997
  Amortization of goodwill..................     4,917      4,946      4,910      4,927      4,981
  Restructuring and other(1)(4)(5)(6).......        --      5,647      9,119     21,550      2,109
                                              --------   --------   --------   --------   --------
  Operating income (loss)...................    46,867     42,452     22,096    (23,062)    46,144
  Interest expense..........................    11,053     12,406      9,337      6,264      8,037
  Other (income) expense, net...............        87     (3,245)      (977)      (348)      (951)
  (Gain) on LANcity transaction(3)..........   (31,250)   (60,000)        --         --         --
  Loss on marketable securities.............       773        275         --         --        450
  (Gain) on sale of Canadian business(7)....        --         --         --         --     (3,835)
                                              --------   --------   --------   --------   --------
  Income (loss) before income tax expense
     (benefit)..............................    66,204     93,016     13,736    (28,978)    42,443
  Income tax expense (benefit)..............    26,629     38,493      7,911     (7,534)    16,083
                                              --------   --------   --------   --------   --------
  Net income (loss).........................  $ 39,575   $ 54,523   $  5,825   $(21,444)  $ 26,360
                                              ========   ========   ========   ========   ========
CONSOLIDATED BALANCE SHEET DATA:
  Working capital...........................  $305,921   $255,000   $200,194   $133,302   $185,288
  Total assets..............................   823,764    762,054    532,645    443,883    510,249
  Long-term debt............................   204,000    183,500    181,000     72,339    102,658
  Stockholders' equity......................   398,621    347,151    249,778    295,785    310,388
NET INCOME (LOSS) PER COMMON SHARE:
  Basic.....................................  $   1.04   $   1.49   $   0.16   $  (0.55)  $   0.69
                                              ========   ========   ========   ========   ========
  Diluted...................................  $   0.98   $   1.33   $   0.15   $  (0.55)  $   0.67
                                              ========   ========   ========   ========   ========

---------------

(1) In the fourth quarter of 1999, in conjunction with the consolidation of the New Jersey facility to Georgia and the Southwest, and with the discontinuance of certain product offerings, ANTEC recorded pre-tax charges of approximately $16.0 million. The charges were approximately $2.6 million related to personnel costs and approximately $3.0 million related to lease termination and other charges. The charges also included the elimination of product lines resulting in an inventory obsolescence charge totaling approximately $10.4 million, which has been reflected in cost of sales. During the second quarter of 2000, ANTEC booked an additional $3.5 million pre-tax charge for product discontinuation costs as an increase to cost of goods sold, related to this fourth quarter 1999 reorganization. (See Note 4 of the Notes to the Consolidated Financial Statements.)
(2) In the first quarter of 2000, ANTEC recorded a pre-tax gain of $2.1 million realized as a result of the curtailment of ANTEC's defined benefit pension plan. (See Note 14 of the Notes to the Consolidated Financial Statements.)
(3) In the first quarter of 1999, ANTEC and Nortel Networks completed the combination of the Broadband Technology Division of Nortel Networks, which we refer to as LANcity, with Arris Interactive. ANTEC recorded a pre-tax gain of $60.0 million, net of related expenses, based on an independent valuation of LANcity. The transaction was accounted for as if it were a gain on the sale by ANTEC of a 12.50% interest in Arris Interactive to Nortel Networks in exchange for 12.50% of LANcity and deferred income taxes were provided on the gain. ANTEC's interest in Arris Interactive was subject to further dilution based upon its performance over the eighteen-month period ended June 30, 2000. At the expiration of that period, no further dilution of ANTEC's share occurred, and, based upon the initial independent valuation, ANTEC recorded an additional $30.0 million to reflect ANTEC's final ownership percentage in the joint venture of 18.75% and deferred income taxes were provided on the gain. In December 2000, an additional pre-tax gain of $1.25 million was recorded due to a change in estimate of the costs related to the transaction. (See Note 10 of the Notes to the Consolidated Financial Statements.)
(4) In the first quarter of 1998, in connection with the consolidation plan of ANTEC's corporate and administrative functions, ANTEC recorded a pre-tax charge of approximately $10.0 million. The charge included approximately $7.6 million related to personnel costs and approximately $2.4 million related to lease termination and other costs. During the fourth quarter of 1998, the restructuring charge was reduced by $0.9 million as a result of the ongoing evaluation of the estimated costs associated with these actions. (See Note 4 of the Notes to the Consolidated Financial Statements.)
(5) In the first quarter of 1997, in connection with its combination with TSX Corporation, ANTEC recorded pre-tax merger/integration costs aggregating approximately $28.0 million. Included in the merger/ integration charge was a write-off of inventories totaling approximately $6.5 million that has been reflected in cost of sales. The combination was accounted for as a pooling of interests. (See Note 4 of the Notes to the Consolidated Financial Statements.)
(6) In the fourth quarter of 1996, the Company recorded a pre-tax charge of $3.6 million to affect the downsizing of the Company's advertising insertion business. Included in the charge was a write-down of inventories related to the advertising insertion business of approximately $1.5 million that has been reflected in cost of sales.
(7) In the third quarter of 1996, the Company sold its Canadian distribution business to Cabletel Communications Corporation.
(8) Net sales and cost of sales, in aggregate, for the years ended December 31, 2000 and 1999 differ from amounts previously reported as net sales and cost of sales in the respective Form 10-Q's and Form 10-K dated December 31, 1999, due to the adoption of EITF No. 00-10, Accounting for Shipping and Handling Fees and Costs, during the fourth quarter of 2000. (See Note 3 of the Notes to the Consolidated Financial Statements.)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following should be read in conjunction with ANTEC's consolidated financial statements and the related notes thereto and the description of the Company's business included elsewhere in this document.

ACQUISITION OF ARRIS

     On October 18, 2000, ANTEC agreed to acquire Nortel's interest in Arris Interactive, L.L.C., the joint venture between the two companies. In general, Nortel agreed to transfer its 81.25% stake in Arris in exchange for 33 million shares of Common Stock of a newly formed holding company and $325 million in cash, directly and, through the repayment of a loan, indirectly. In the transaction, ANTEC's stockholders would have received one share of the new holding company for each share of ANTEC that they held. The agreement contemplated that ANTEC would enter into a new revolving credit facility providing sufficient availability to pay the cash portion of the purchase price and to fund on-going operations of the combined entity. As a result of changes in industry and financial market conditions, ANTEC has not yet been able to obtain the contemplated credit facility. ANTEC and Nortel are in the process of renegotiating the terms of the agreement in order to reflect current industry and financial market conditions. ANTEC is currently seeking a credit facility sufficient for the revised terms. Although credit markets are extremely difficult in the telecommunications sector at the present time, ANTEC believes it will be able to obtain a commitment for an appropriate facility. The consummation of the acquisition, which is subject to the approval of ANTEC's stockholders, other customary closing conditions and certain regulatory approvals, is expected to occur in the second quarter of 2001 if the necessary credit facility is obtained.

     Assuming that the transaction is completed, ANTEC and Arris will become subsidiaries of a newly formed holding company tentatively named Arris Group, Inc. The combined company will be substantially larger than ANTEC, and the combined company's results of operations will differ significantly from

ANTEC's historical results. In general, in addition to its existing business, the combined company will manufacture and distribute Arris' products, primarily the Cornerstone line, on an international basis to all potential customers. By contrast, ANTEC currently functions solely as a distributor of Arris products to cable systems in the United States.

INDUSTRY CONDITIONS

     ANTEC's performance is largely dependent on capital spending for constructing, rebuilding, maintaining or upgrading broadband communications systems. After a period of intense consolidation and rapid stock-price acceleration within the industry during 1999, the fourth quarter of 2000 brought a sudden tightening of credit availability throughout the telecom industry and a broad-based and severe drop in market capitalization for the sector during the period. This has caused broadband system operators to become more judicious in their capital spending, adversely affecting ANTEC and other equipment providers, generally.

     Like its competitors, ANTEC suffered a major decline in sales during the fourth quarter of 2000. The major factors responsible for this decline include:

     - AT&T's fourth quarter decision to hold off on equipment shipments until later in 2001;

     - capital spending delays from overbuilders; and

     - the general tightening of credit availability causing cable operators to conserve cash.

     Although sales are expected to improve from these levels during 2001, significant improvement is not expected until at least the second half of the year. However, broadband system operators are expected ultimately to continue to spend money on revenue-generating equipment that creates a substantial return on their investment.

     Growth within the industry will continue to be fueled by the demand for bandwidth created by the continued success of high-speed Internet access and digital cable and the 2001 rollout of video-on-demand services. The demand for broadband access has increased significantly due to the powerful growth of the Internet facilitated by the widespread use of the World Wide Web for communicating and accessing information. Rapid growth in the number of Internet users and the demand for high-speed, high-volume interactive services has strained the existing communications networks. Increasingly, the value of high-speed Internet access experienced at work, is being demanded at similar levels at home. This demand has created a new revenue opportunity for broadband system operators who are ANTEC's customers. The broadband pipe is the system operators' network that carries video, voice and data from the system providers to the consumers. Employing the combination of fiber optic and coaxial cable, the broadband pipe is larger and faster than the traditional networks designed to carry only voice and data signals. Because the technologies are evolving and the signals are growing in complexity, solutions are needed to provide the broadband system operators with the flexibility to invest in the capacity needed to carry more high-volume interactive services to more customers. There is a need to customize these networks to allow for different types and combinations of services. ANTEC is focused on meeting the needs of the network service providers as well as meeting the increasing demand along the "last mile" of the infrastructure where the home connects to the local network. ANTEC's product offerings position it well to meet these industry challenges, offering a full range of end-to-end solutions. Product innovation will remain a critical focus for ANTEC as the ever-increasing drive for bandwidth pushes technologies and solutions forward.

RESULTS OF OPERATIONS

     To follow is ANTEC's report on its financial condition and results of operations. During 2000, ANTEC posted record revenues for the second consecutive year, increasing by 18.2% from 1999 despite the slow down of capital spending by its customers during the fourth quarter of 2000. This record performance in both years was driven by increased sales of cable telephony and Internet access products. As you read the material below, we urge you to carefully consider our financial statements and related notes contained elsewhere in this report.

     The following table sets forth ANTEC's key operating data as a percentage of net sales:

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               2000      1999      1998
                                                              ------    ------    ------
Net sales...................................................  100.0%    100.0%    100.0%
Cost of sales...............................................   81.4      80.5      74.1
                                                              -----     -----     -----
Gross profit................................................   18.6      19.5      25.9
Selling, general, administrative and development expenses...   13.4      13.2      19.3
Amortization of goodwill....................................    0.5       0.6       0.9
Restructuring and other.....................................     --       0.7       1.7
                                                              -----     -----     -----
Operating income............................................    4.7       5.0       4.0
Interest expense and other, net.............................    1.1       1.5       1.7
Other (income) expense, net.................................     --      (0.4)     (0.2)
(Gain) on LANcity transaction...............................   (3.1)     (7.1)       --
Loss on marketable securities...............................    0.1        --        --
                                                              -----     -----     -----
Income before income tax expense............................    6.6      11.0       2.5
Income tax expense..........................................    2.7       4.6       1.4
                                                              -----     -----     -----
Net income..................................................    3.9%      6.4%      1.1%
                                                              =====     =====     =====

SIGNIFICANT CUSTOMERS

     ANTEC's two largest customers for 2000 were AT&T (including MediaOne Communications, which was acquired by AT&T during 2000) and Cox Communications. Traditionally, a significant portion of the Company's revenue has been derived from sales to AT&T, which aggregated $431.5 million, $355.0 million and $142.7 million for 2000, 1999 and 1998, respectively. Giving effect to AT&T's acquisition of MediaOne Communications, sales to the combined entity were $391.1 million for 1999 and $149.9 million for 1998. Sales to Cox Communications doubled during 2000 to $117.9 million from $58.5 million in 1999 and $28.9 million in 1998. Sales to AT&T for 2000 accounted for approximately 43.2% of ANTEC's total sales, while Cox Communications accounted for approximately 11.8%. Other than Adelphia Communications Corp., which accounted for approximately 5% of ANTEC's total sales for 2000, no other customer provided more than 5% of ANTEC's total sales for the year.

     ANTEC is currently Cox Communication's exclusive provider of cable telephony network solutions in eight of its key markets across the country while striving to increase the array of products to meet Cox's future needs. ANTEC is also AT&T's primary supplier of cable telephony products. During 1999, AT&T concentrated on setting up headends for cable telephony service, deploying approximately 1,200 of ANTEC's headends in eight metro markets. During the first quarter of 2000, ANTEC and AT&T announced that ANTEC will be AT&T's exclusive provider of constant bit rate cable telephony products through 2003 within these eight markets. With its infrastructure in place and the capacity to provide more than four million lines of service to customers, AT&T is set to begin aggressively marketing cable telephony as it re-enters the local telephone service business.

     On November 24, 2000, AT&T Broadband, a unit of AT&T Corp., announced that it would not accept or pay for product shipments that it had previously ordered until mid-January 2001. On the trading day following the AT&T Broadband announcement, ANTEC's stock fell $2.36 per share, or approximately 21%, from its previous closing price as indicated by the Nasdaq National Market System. The delayed shipments had a material adverse effect on ANTEC's revenue and earnings in the fourth quarter 2000. ANTEC anticipates overall sales to AT&T in 2001 will be reduced from the sales level achieved in 2000.

     In addition, on October 25, 2000, AT&T announced that it will voluntarily break itself up into four separate publicly traded companies that will bundle each other's services through inter-company agreements. The immediate consequences, if any, to ANTEC, as a result of this split-up are not yet determinable. It is possible that the AT&T break-up will have a future material adverse effect on ANTEC's business. There can be no assurances that circumstances significantly altering the relationship between ANTEC and either of AT&T or Cox Communications will not arise in the future.

COMPARISON OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

     Net Sales. ANTEC's sales for 2000 increased by 18.2% to $998.7 million as compared to 1999 sales of $844.8 million. Over the last two years, ANTEC experienced a rise in sales resulting from earlier investments in new products, primarily for cable telephony and the increase in capital spending by communication providers, particularly the multiple system operators ("MSOs,") as they rebuild their plants in an effort to provide additional services, such as telephony. Through the twelve months ended December 31, 2000, all of ANTEC's product lines, cable telephony and Internet access products in particular, benefited from the growth in capital spending despite the slow down experienced during the fourth quarter of the year. ANTEC's Cornerstone voice and data product sales grew from approximately $237.4 million in 1999 to approximately $312.3 million in 2000, an increase of approximately 31.6%. Cornerstone's growth focused on Host Digital Terminal ("HDT") sales. The HDT product provides an interface between the hybrid fiber-coax ("HFC") system and digital telephone switches. Additionally, the introduction of revenue from LANcity cable product sales, Cornerstone "data," was included in the results for the final three quarters of 1999 and all of 2000. These cable modems and cable modem termination systems ("CMTS") have an open scaleable architecture ideal for small to large networks, allowing end users to work at speeds hundreds of times faster than conventional dial-up connections. Sales of these data products amounted to approximately $18.5 million for 2000 and $38.2 million for 1999. The decline in data product sales during 2000 is a result of the general market shift from proprietary technology to a standards-based technology or data over cable standards interface system ("DOCSIS"). The DOCSIS modems are a commodity product that face strong pricing pressure. Also, during the fourth quarter of 1999, ANTEC recorded revenue of approximately $28.7 million in connection with the sale of RF Concentration software to AT&T. This software is used in conjunction with the HDT, and AT&T bought licenses equivalent to the number of HDTs purchased during 1999. Effective January 1, 2000 the price of the software was packaged with the sale of the HDT.

     The balance of the revenue increase for 2000, as compared to the prior year, was from revenue growth related to ANTEC's other product offerings. Exclusive of the Cornerstone voice and data growth, combined sales for the remaining product lines increased approximately $79.1 million:

     - ANTEC's optical and broadband transmission product offerings experienced revenue growth of approximately $14.7 million or 6.0% for the year ended December 31, 2000 as compared to 1999. This growth within this area was particularly derived from optical headend, RF taps and T-carrier repeater product sales.

     - The outside plant and powering product offerings increased revenue by approximately $26.2 million or 18.2% for the year ended December 31, 2000 as compared to 1999. Sales of Monarch brand products, including drop, aerial, ground and underground products, as well as powering product sales led the year over year increase within this product offering.

     - Within the supplies and services area of products, revenue grew $40.0 million or 18.2% for the year ended December 31, 2000 as compared to 1999. Sales of fiber optic cable products and engineering services drove this increase.

     Sales to ANTEC's largest customer, AT&T (including MediaOne Communications, which was acquired by AT&T during 2000), reached approximately $431.5 million during 2000, or approximately 43.2% of the annual volume. This compares to 1999 when sales to AT&T were $355.0 million or 42.0% of the volume for the year. Giving effect to AT&T's acquisition of MediaOne Communications, sales to the combined entity were $391.1 million for 1999 or 46.3% of the annual volume. This marks a $40.4 million increase in revenue from the combined AT&T entity despite their fourth quarter decision to hold off on equipment shipments until later in 2001. Although sales growth is expected to resume during 2001, significant improvement is not expected until at least the second half of the year.

     International sales for the twelve months ended December 31, 2000 increased 59.2% to $86.6 million as compared to the twelve months ended December 31, 1999 when sales were $54.4 million. International revenue for 2000 represented approximately 12.9% of ANTEC's total revenue for the year, exclusive of the Cornerstone products, which ANTEC does not sell internationally. This compares to international revenue of 9.0% of ANTEC's total revenue for 1999, also net of the Cornerstone product sales.

     Gross Profit. The abrupt decline of business during the fourth quarter adversely affected ANTEC's overall gross margin results for 2000. Gross profit in 2000 was $185.8 million as compared to $165.0 million in 1999. Gross profit margins for 2000 slipped 0.9 percentage points to 18.6% versus 19.5% for the prior year. Within ANTEC's product families, gross profit results for 2000 as compared to 1999 were as follows:

     - Optical and broadband transmission gross margin percentage decreased approximately 0.2 percentage points to 25.9% for the twelve months ended December 31, 2000 as compared to 1999. Within this product category, fiber management product margins showed strong improvement in 2000 as compared to 1999, while radio frequency product margins declined approximately 6.6 percentage points during 2000 as compared to 1999.

     - Cable telephony and Internet access gross margin percentage increased approximately 0.1 percentage points to 14.6% for the twelve months ended December 31, 2000 as compared to 1999. The increase in margin dollars of approximately $11.1 million during 2000 as compared to 1999, is reflective of the year-over-year revenue growth within this product category.

     - Outside plant and powering gross margin percentage decreased 2.4 percentage points to 21.3% for the twelve months ended December 31, 2000 as compared to 1999. Overall margin performance within this category has been adversely effected by factory absorption issues, industry pricing pressures and an increase in volume of lower margin products, such as power supplies. These factors offset the positive effects of the increased revenue in this category during 2000 as compared to 1999.

     - Supplies and services gross margin percentage decreased approximately 2.5 percentage points to 15.7% for the twelve months ended December 31, 2000 as compared to 1999. There was an increase in sales of products within this category, particularly fiber optic cable that experienced strong margin pressure during 2000. Increased business with several customers came at the cost of being very competitive with product pricing. Additionally, during the second half of 2000, some suppliers of products within this category passed on pricing increasing to ANTEC and other customers. These combined factors resulted in the gross profit shortfall during 2000 as compared to 1999.

     When comparing the overall 2000 gross profit results to the overall 1999 gross profit results, both years were effected by a variety of factors, including:

     - Cost of sales for 1999 includes a $10.4 million pre-tax charge related to the elimination of certain product lines and the resulting inventory obsolescence charge. ANTEC discontinued certain older product lines not consistent with the Company's focus on two-way, high-speed Internet, voice and video communications equipment. This discontinuance affected the uninterruptible common ferroresonant ("UCF") and security lock ("SL") powering products and included a narrowing of the Company's radio frequency ("RF") and optical products. During the second quarter of 2000, ANTEC recorded an additional $3.5 million pre-tax charge to cost of goods sold for product discontinuation costs, related to the continued evaluation of the estimated costs associated with these actions.

     - Cornerstone voice and data sales growth began during 1999 and continued during 2000. Sales of these products accounted for approximately 31.3% and 28.1% of the consolidated sales for the years ended December 31, 2000 and 1999, respectively. ANTEC has exclusive domestic distribution rights for the Cornerstone voice and data products to cable MSOs. This agreement affords ANTEC distribution-type margins traditionally in the 15% range. As Cornerstone voice and data product sales become a larger percentage of ANTEC's overall volume, ANTEC's consolidated gross profit percentage is impacted by the relatively lower gross margin percentage achieved on these sales.

     - A portion of the increased revenue from some customers during 2000 required aggressive pricing for products already experiencing strong margin pressure.

     - During 2000, ANTEC's customers shifted the focus of their capital spending from higher margin, basic network infrastructure type products towards more revenue generating investments such as cable telephony, which carry lower margins. The MSOs are expected to continue to spend money on revenue-generating equipment that creates a substantial return on their investment during 2001.

     - Partially offsetting some of the unfavorable gross margin issues, during 1999, ANTEC recognized approximately $2.1 million in previously deferred gross margin related to intercompany profit in inventory pertaining to sales of ANTEC's products to the Tanco joint venture. This venture provided turnkey construction or upgrading of broadband distribution services. ANTEC deferred its ownership portion of this profit on sales to Tanco until Tanco effectively transferred the inventory to the ultimate customer. During 1999, AT&T exercised its right to terminate, for convenience, its contracts with the joint venture and to take over the management of these projects directly. The joint venture was not intended to generate profits and the termination of the contracts and the dissolution of this venture did not have any material adverse effect on ANTEC or its product sales to AT&T.

     Selling, General, Administrative and Development ("SGA&D") Expenses. SGA&D expenses in 2000 were $134.0 million as compared to $111.9 million in 1999. As a percentage of sales, SGA&D was 13.4% in 2000 as compared with 13.2% in 1999. Research and development expenses related to new product development and introductions accounted for approximately $6.9 million of the year-over-year increase. Selling expenses accounted for approximately $12.6 million of the year-over-year expense increase as resources were added in support of the top line growth. General and administrative costs accounted for the remaining expense increase. These additional costs were somewhat offset by the reversal of approximately $1.8 million in over-accrued expenses made early in 1999 due to changes in estimated bonuses and a reduction in self-insurance reserves from year end 1998. SGA&D expenses are expected to maintain a quarterly level between $33.0 million and $35.0 million for 2001, which is reflective of the levels achieved during 2000.

     It should be noted that the 2000 results include a one-time pre-tax gain of $2.1 million realized as a result of employee elections associated with a new and enhanced benefit plan and the resultant effect on ANTEC's defined benefit pension plan. Additionally, approximately $0.7 million has been charged to expense during 2000 incurred in connection with the New Jersey facility closure. (See Note 4 of the Notes to the Consolidated Financial Statements.)

     Restructuring. In the fourth quarter of 1999, in conjunction with the announced consolidation of the New Jersey facility to Georgia and the Southwest, coupled with the discontinuance of certain product offerings, ANTEC recorded a pre-tax charge of approximately $16.0 million. Included in the charge was approximately $2.6 million related to personnel costs and approximately $3.0 million related to lease termination and other facility shutdown charges. Included in the restructuring was the elimination of certain product lines resulting in an inventory obsolescence charge totaling approximately $10.4 million, which has been reflected in the cost of sales. The personnel-related costs included termination expenses for the involuntary dismissal of 87 employees, primarily engaged in engineering, inside sales and warehouse functions performed at the New Jersey facility. ANTEC offered terminated employees separation amounts in accordance with ANTEC's severance policy and provided the employees with specific separation dates. In connection with customer demand shifting to ANTEC's newer product offerings, such as the new Total System Power ("TSP") and the Scaleable and Micro Node products, ANTEC discontinued certain older product lines that were not consistent with ANTEC's focus on two-way, high-speed Internet, voice and video communications equipment. This discontinuance affected the UCF and SL powering products and included the narrowing of ANTEC's RF and optical products.

     During the second quarter of 2000, ANTEC further evaluated its powering and RF products and recorded an additional pre-tax charge of $3.5 million to cost of goods sold, bringing the total reorganization related charge to $19.5 million. In addition to the charges totaling $19.5 million, ANTEC anticipated that approximately $1.6 million of relocation and fixed asset depreciation expenses would be incurred in connection with the New Jersey facility closure, of which approximately $0.7 million had been recognized as of

December 31, 2000. As of December 31, 2000, $0.9 million related to personnel costs, $2.2 million related to RF product warranties and approximately $1.2 million related to lease termination and other facility shutdown expenses remained to be paid. ANTEC anticipates the majority of the personnel costs remaining will be expended during the first quarter of 2001 and that the remaining lease termination and facility shutdown charges will be expended during the first half of 2001. (See Note 4 of the Notes to the Consolidated Financial Statements.)

     Gain on LANcity Transaction. During the first quarter of 1999, in connection with Nortel's contribution of LANcity to Arris, ANTEC recorded a pre-tax gain of $60.0 million, net of related expenses, based upon an independent valuation of LANcity. The transaction was accounted for, in effect, as if it were a gain on the sale of a 12.50% interest in Arris by ANTEC to Nortel Networks in exchange for a 12.50% interest in LANcity.

     ANTEC's interest in Arris was subject to further dilution based upon LANcity's performance over the eighteen-month period ended June 30, 2000. At the expiration of the eighteen-month period, no further dilution of ANTEC's share of the joint venture occurred, and, based upon the initial independent valuation, ANTEC recorded an additional pre-tax gain of $30.0 million to reflect ANTEC's final ownership percentage in the joint venture of 18.75%. Also, during the fourth quarter of 2000, ANTEC recorded an additional pre-tax gain of $1.25 million due to a change in the estimate of the costs related to the transaction. (See Note 10 of the Notes to the Consolidated Financial Statements.)

     Interest Expense. Interest expense for 2000 was approximately $11.1 million as compared to $12.4 million in 1999. Both years reflect the cost of borrowings on ANTEC's revolving line of credit as well as interest on $115.0 million of 4.5% Convertible Subordinated Notes issued during 1998. As of December 31, 2000, ANTEC had approximately $89.0 million of floating debt outstanding under its Credit Facility. The average annual interest rate on these outstanding borrowings was approximately 8.117% at December 31, 2000 with an overall blended rate of approximately 6.1% when considering the subordinated debt. This compares to approximately $68.5 million outstanding under its Credit Facility with an average annual interest rate of approximately 7.615% at December 31, 1999 with an overall blended rate of approximately 5.7% including the subordinated debt.

     Other Income and Expenses, net. The results for 1999 include the impact of approximately $2.2 million of channel fees recorded related to LANcity's first quarter sales to domestic cable companies. Beginning in April 1999, all LANcity revenue pertaining to cable modem and headend products sold into the Company's market was recorded by ANTEC. Due to the timing of the completion of the transaction, a channel fee of 15% was earned by ANTEC for sales of LANcity products sold in the first quarter of 1999.

     Income Tax Expense. Income tax expense for the year ended December 31, 2000 was approximately $26.6 million as compared to 1999 income tax expense of $38.5 million due to a decrease in pre-tax earnings during 2000. During 1999, ANTEC shifted its focus towards a more aggressive tax savings and planning strategy. In line with this strategy, ANTEC was able to record benefits from filing amended foreign sales corporation ("FSC") returns as well as research and development ("R&D") credits from previous years. During 2000, with this tax strategy in place, ANTEC was able to reduce its effective tax rate from that of prior years.

     Net Income. Net income in 2000 was $39.6 million as compared to a net income of $54.5 million recorded in 1999. The results for 2000 included a $2.1 million pre-tax pension curtailment gain, an additional pre-tax gain of $31.25 million on the LANcity transaction, an additional $3.5 million pre-tax charge to cost of goods sold related to the reorganizational charge taken in the fourth quarter of 1999, as well as several mark-to-market adjustments on investments which netted to a pre-tax loss of $0.8 million. Included in the 1999 results was a pre-tax gain recorded on the LANcity transaction of approximately $60.0 million, which was somewhat offset by the fourth quarter restructuring charge of approximately $16.0 million. (See Financial Liquidity and Capital Resources.)

     Eliminating the gain transactions and the respective charges for 2000 and 1999, as identified above, net income for the year ended December 31, 2000 was approximately $22.9 million or $0.58 per diluted share as compared to 1999 results of approximately $29.6 million or $0.76 per diluted share.

COMPARISON OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

     Net Sales. ANTEC's revenue for 1999 increased by 54.5% to $844.8 million as compared to 1998 revenues of $546.8 million. The Company experienced a rapid rise in revenue during the year resulting from the large increase in capital spending by communication providers, particularly the MSOs, as they rebuilt their plants in an effort to provide additional services, such as telephony. Several of the Company's product lines, Cable Telephony and Internet Access products in particular, benefited from the substantial growth in spending. The Company's Cornerstone voice and data product sales grew from approximately $31.0 million in 1998 to approximately $237.4 million in 1999, an increase of more than 665%. Cornerstone's growth focused on the strength of HDT sales. The HDT product provides an interface between the HFC system and digital telephone switches. Additionally, the introduction of revenue from LANcity cable product sales, Cornerstone "data", was included in the results for the final three quarters of 1999. These cable modems and CMTSs have an open scaleable architecture ideal for small to large networks, allowing end users to work at speeds hundreds of times faster than conventional dial-up connections. Sales of these data products amounted to approximately $38.2 million for 1999. In addition, during the fourth quarter of 1999, the Company recorded revenue of approximately $28.7 million in connection with the sale of RF Concentration software to AT&T. This software is used in conjunction with the HDT and AT&T purchased licenses equivalent to the number of HDTs they purchased during 1999. Effective January 1, 2000 the price of the software was packaged with the sale of the HDT.

     The balance of the revenue increase for 1999, as compared to the prior year, was from substantial revenue growth across most of the Company's other product offerings. Exclusive of the Cornerstone voice and data growth, combined sales for the remaining product lines increased approximately $91.6 million:

     - The Company's optical and broadband transmission product offerings experienced revenue growth of approximately $59.1 million for the year ended December 31, 1999 as compared to 1998. This growth was across all product lines within this area, particularly the optronics and node products.

     - The outside plant and powering product offerings increased revenue by approximately $23.3 million during 1999 as compared to 1998. Sales of Monarch brand products, including drop, aerial, ground and underground products, led the year over year increase within this product offering followed by increased sales of Network Interface Devices ("NIDs").

     - Within supplies and services, revenue grew from approximately $207.8 million in 1998 to $219.6 million in 1999. Sales of fiber optic cable and installation tools drove this increase.

     Sales to ANTEC's largest customer, AT&T, reached approximately $355.0 million during 1999, or approximately 42.0% of the annual volume as compared to 1998 when sales to AT&T were $142.7 million or 26.1% of the volume for the year. This marked a $212.3 million increase in revenue from AT&T; an increase of approximately 149% for the year ended December 31, 1999

     Gross Profit. Gross profit in 1999 was $165.0 million as compared to $141.8 million in 1998. Gross profit margins for 1999 slipped 6.4 percentage points to 19.5% versus 25.9% for the prior year. This decrease is attributable to a number of factors, including:

     - Cost of sales for 1999 included a $10.4 million charge related to the elimination of certain product lines and the resulting inventory obsolescence charge. The Company discontinued certain older product lines that are not consistent with the Company's focus on two-way, high-speed Internet, voice and video communications equipment. This discontinuance affected the uninterruptible common ferroresonant ("UCF") and security lock ("SL") powering products and included a narrowing of the Company's radio frequency ("RF") and optical products.

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

     - Margins for certain products were lower than anticipated, due in part, to increased manufacturing costs associated with a number of new product introductions completed during 1999. This included the ramp-up associated with the Total System Powering ("TSP") family of power supplies, enclosures and generators, the new modular Pedestal amplifier and node, the new 870MHz mini-bridgers and line extenders and the Proteus Scaleable Optical Node and Micro Node products. In line with the trimming of certain product offerings, customers rapidly shifted demand from ANTEC's traditional UCF and SL power supplies and limited bandwidth, RF and Optical products to the newer products. This caused temporary part shortages on buy components and resulted in higher than planned unabsorbed overhead, material costs and factory inefficiencies, which negatively impacted margins.

     - Gross margins were also adversely impacted by the cost of resolving field reliability issues for customers that had purchased products previously designed and sold by acquired companies. The Company believes these reliability issues have been largely resolved in 1999 and should not significantly impact results going forward.

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

     Selling, General, Administrative and Development ("SGA&D") Expenses. SGA&D expenses in 1999 were $111.9 million as compared to $105.6 million in 1998. As a percentage of sales, SGA&D was 13.2% in 1999 as compared with 19.3% in 1998. SGA&D expenses increased during 1999 as a result of the increased spending for Cornerstone product sales, marketing and support. Additional resources were also allocated to research and development and technical services during 1999, which, in turn, increased those expenses during the year. These additional costs were somewhat offset by the reversal of approximately $1.8 million in over-accrued expenses made early in 1999 due to changes in estimated bonuses and a reduction in self-insurance reserves from year end 1998.

     Restructuring. In the fourth quarter of 1999, in conjunction with the announced consolidation of the New Jersey facility to Georgia and the Southwest, coupled with the discontinuance of certain product offerings, the Company recorded a pre-tax charge of approximately $16.0 million. Included in the charge was approximately $2.6 million related to personnel costs and approximately $3.0 million related to lease termination and other facility shutdown charges. Included in the restructuring, related to the elimination of certain product lines, was an inventory obsolescence charge totaling approximately $10.4 million, which was reflected in the cost of sales. The personnel-related costs included termination expenses for the involuntary dismissal of 87 employees, primarily engaged in engineering, inside sales and warehouse functions performed at the New Jersey facility. Terminated employees were offered separation amounts in accordance with the Company's severance policy and were provided specific separation dates. In connection with customer demand shifting to the Company's newer product offerings, such as the new Total System Power ("TSP") and the Scaleable and Micro Node products, the Company discontinued certain older product lines that were not consistent with ANTEC's focus on two-way, high-speed Internet, voice and video communications equipment. This discontinuance affected the UCF and SL powering products and included the narrowing of the Company's RF and optical products. It was anticipated that, in addition to the recorded charge of $16.0 million, approximately $1.6 million of relocation and fixed asset depreciation expenses, to be incurred in connection with the New Jersey facility closure, would be recognized and expensed during 2000. These steps were taken to structure the Company into a more efficient organization and to further integrate ANTEC's speed-to-market philosophy. The Company's manufacturing operations located in New Jersey are being realigned in order to accelerate the production transition from in-house design and tooling functions into the manufacturing process. With the exception of saving approximately $1.5 million in lease obligation and SGA&D costs, the remaining costs related to the New Jersey facility were shifted to Georgia and the Southwest. (See Financial Liquidity and Capital Resources.)

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

     Gain on LANcity Transaction. The transaction was accounted for, in effect, as if it were a gain on the sale of a 12.50% interest in Arris Interactive, L.L.C., to Nortel Networks in exchange for a 12.50% interest in LANcity. As a result, a pre-tax gain of approximately $60.0 million was recognized during the quarter ended March 31, 1999. Additionally, ANTEC became the exclusive distributor of LANcity products to domestic cable operators. (See Note 10 of the Notes to the Consolidated Financial Statements.)

     Interest Expense. Interest expense for 1999 was approximately $12.4 million as compared to $9.3 million in 1998. This increase primarily related to the full year impact of the issuance of $115.0 million of 4.5% Convertible Subordinated Notes completed during the second quarter of 1998. During 1999, the average outstanding balance on the Company's revolving line of credit was approximately $60.0 million higher, on average, than the 1998 levels. In 1999, the average effective interest rate was approximately 0.6% lower than in 1998 as the Company achieved more favorable pricing levels on its revolving line of credit.

     The year ended December 31, 1998 also included the impact of the repurchase of 4.4 million shares of the Company's common stock from Anixter International, Inc. for $63.5 million. Additionally, interest expense for 1998 included the write-off of the remaining deferred financing fees related to the Company's previous credit facility paid down in May 1998. (See Financial Liquidity and Capital Resources.)

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

     Income Tax Expense. Income tax expense for the year ended December 31, 1999 was approximately $38.5 million as compared to the 1998 income tax expense of $7.9 million due to the increase in pre-tax earnings for 1999 as compared to 1998. Additionally, during 1999, the Company shifted its focus towards a more aggressive tax savings and planning strategy. In line with this strategy, the Company was able to record benefits from filing amended foreign sales corporation ("FSC") returns as well as research and development ("R&D") credits from previous years.

     Net Income. Net income in 1999 was $54.5 million as compared to a net income of $5.8 million recorded in 1998. The results for 1999 included the pre-tax gain recorded on the LANcity transaction of approximately $60.0 million, which was somewhat offset by the fourth quarter restructuring charge of approximately $16.0 million. Included in the 1998 results was a pre-tax restructuring charge of approximately $9.1 million. (See Financial Liquidity and Capital Resources.)

     Eliminating the gain transactions and the respective charges for 1999 and 1998, net income for the year ended December 31, 1999 was approximately $29.6 million or $0.76 per diluted share as compared to the 1998 results of approximately $11.3 million or $0.29 per diluted share. Stripping away these factors, net income increased primarily as a result of the dramatic revenue growth during 1999.

FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

  Financing

     In 1998, ANTEC issued $115.0 million of 4.5% Convertible Subordinated Notes ("Notes") due May 15, 2003 (the "Offering"). The Notes are convertible, at the option of the holder, at any time prior to the close of business on the stated maturity date, into ANTEC's Common Stock at a conversion price of $24.00 per share. The Notes are redeemable, in whole or in part, at ANTEC's option, at any time on or after May 15, 2001. The net proceeds from the Offering were used to repay all outstanding amounts under the Company's existing credit facility, and the remainder of the net proceeds were invested in government securities, certificates of deposit or similar investment grade securities until June 1998 when the Company completed the repurchase and retirement of approximately 4.4 million shares of Common Stock owned by Anixter International for approximately $63.5 million. (See Note 7 and Note 8 of the Notes to the Consolidated Financial Statements.)

     The Company is party to a secured four-year credit facility expiring in May 2002 ("Credit Facility"). The Credit Facility permits ANTEC to borrow, on a revolving basis, an amount contingent upon the level of certain eligible assets. The Credit Facility provides for various interest rate alternatives. The commitment fee on unused borrowings is approximately 0.2%. The Credit Facility contains various restrictions and covenants, including limits on payments to stockholders, interest coverage, and net worth tests. In April 1999, ANTEC amended the Credit Facility to increase the maximum borrowing from $85.0 million to $120.0 million. The Credit Facility also was amended to increase the assets eligible for borrowings to be advanced against.

     As of December 31, 2000, ANTEC had approximately $89.0 million outstanding under its Credit Facility and $31.0 million of available borrowings. ANTEC is in compliance with all covenants related to the Credit Facility. The commitment fee on unused borrowings is approximately 0.2%. The average annual interest rate on these outstanding borrowings was approximately 8.117% at December 31, 2000 as compared to 7.615% at December 31, 1999.

     In connection with the proposed acquisition of Arris by ANTEC, ANTEC is in the process of negotiating a new credit facility. This facility is intended to provide ANTEC with sufficient capacity to fund the combined operations of ANTEC and Arris going forward. As a result of recent developments in industry and financial market conditions, ANTEC has not yet been able to obtain a commitment letter with respect to this credit facility, and there can be no assurances that it will be able to obtain the desired credit facility. If it is not able to obtain a new credit facility, ANTEC will not be able to acquire Arris under the current terms and conditions of the proposed transaction.

  Interest Rates

     As of December 31, 2000, ANTEC had approximately $89.0 million in floating rate indebtedness. As of December 31, 2000, the average interest rate on its outstanding line of credit borrowings was 8.117% with an overall blended rate of 6.08% when considering the subordinated debt. At December 31, 2000, ANTEC did not have any outstanding interest rate swap agreements.

  Foreign Currency

     A significant portion of ANTEC's products are manufactured or assembled in Mexico and other countries outside the United States. ANTEC's sales of its equipment into international markets have been and are expected in the future to be an important part of the Company's business. These foreign operations are subject to the usual risks inherent in conducting business abroad, including risks with respect to currency exchange rates, economic and political destabilization, restrictive actions and taxation by foreign governments, nationalization, the laws and policies of the United States affecting trade, foreign investment and loans, and foreign tax laws. Even though most of ANTEC's international sales have been denominated in U.S. dollars, ANTEC's business could be adversely affected if relevant currencies fluctuate relative to the United States dollar.

  Financial Instruments

     In the ordinary course of business, ANTEC, from time to time, will enter into financing arrangements with customers. These financial instruments include letters of credit, commitments to extend credit and guarantees of debt. These agreements could include the granting of extended payment terms that result in a longer collection period for accounts receivable and slower cash inflows from operations and/or could result in the deferral of revenue.

  Investments

     In the ordinary course of business, ANTEC may make strategic investments in the equity securities of various companies, both public and private. As of December 31, 2000, approximately 4% of the Company's investments were in marketable securities, resulting in net realized and unrealized losses of approximately $0.8 million. Although the Company's future earnings and investment yields, as well as its liquidity and capital resources will be impacted by fluctuations in the market values of these investments, historically, the net effect of the market fluctuations have not been significant.

     The remaining 96% of the Company's investments at December 31, 2000 consist of securities that are not traded actively in a liquid market. The most significant portion of these holdings relates to the Company's investment in Arris. Due to the nature of these investments, the Company is subject to the earnings and liquidity risks of the investees. (See Notes 2, 10 and 11 of the Notes to the Consolidated Financial Statements.)

  Liquidity Table

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               2000     1999     1998
                                                              ------   ------   ------
                                                               (DOLLARS IN THOUSANDS)
Working capital.............................................  $305.9   $255.0   $200.2
Current ratio...............................................     2.7      2.2      3.0
Cash provided by (used in) operations.......................  $  4.7   $ (4.3)  $(28.7)
Proceeds from issuance of common stock......................  $  5.5   $ 21.3   $  8.8
Capital expenditures........................................  $ 15.5     20.8   $ 16.8
A/R collection period (days)................................    66.7     70.9     70.7
Inventory turnover..........................................     3.6      3.5      3.0

  Capital Expenditures

     Capital expenditures are made at a level designed to support the strategic and operating needs of the business. ANTEC's capital expenditures were $15.5 million in 2000 as compared to $20.8 million in 1999 and $16.8 million in 1998. ANTEC had no significant commitments for capital expenditures at December 31, 2000. Management expects to invest approximately $15.0 million in capital expenditures for the year 2001.

  Cash Flow

     Cash levels increased by approximately $5.8 million during 2000 as compared to decreases of approximately $1.5 million and $2.8 million during 1999 and 1998, respectively. As discussed in more detail below, operating activities in 2000 provided approximately $4.7 million in positive cash flow while investing activities used approximately $23.7 million and financing activities provided approximately $24.8 million in positive cash flow. During 1999, net cash used in operating activities was $4.3 million. This use of cash was primarily resultant of net income of $54.5 million being offset by increases in accounts receivable and inventory levels in support of the Company's 1999 growth, non-cash activities which utilized $12.1 million, an increase in other, net, which used $14.8 million. These operating cash outlays in 1999 were somewhat offset by an increase in accounts payable and accrued liabilities, which provided approximately $111.6 million in positive cash flow during the year. ANTEC spent $20.8 million in capital expenditures during 1999. These cash outlays during 1999 were partially offset by positive cash flows of $23.6 million provided through financing activities. Cash used by operating activities during 1998 was $28.7 million primarily driven by increases in accounts receivable and inventories from the low levels at year end 1997, which were partially offset by increases in accounts payable and accrued liabilities. Investment activity in 1998 consumed $23.0 million. These 1998 outlays were partially offset by $48.9 million of positive cash flow from financing activities.

     Operating activities provided cash of $4.7 million during 2000. Net income provided $39.6 million in positive cash flow during 2000. In 2000, ANTEC recorded a pre-tax gain of $31.25 million on its Arris joint venture based on the joint venture's estimated value at the time of the transaction. (See Note 10 of the Notes to the Consolidated Financial Statements.) Other non-cash items such as depreciation, amortization, deferred income taxes, provisions for doubtful accounts and losses on marketable securities accounted for positive cash flow of approximately $34.8 million in 2000. Additionally, a decrease in accounts receivable provided $36.0 million of positive cash flow during 2000 while an increase in inventory utilized cash of approximately $48.5 million. The increase in other, net, which utilized approximately $4.4 million in cash, relates to several factors including an increase in royalty receivables based on current year sales. A decrease in accounts payable and accrued liabilities used approximately $21.6 million through December 31, 2000.

     Days sales outstanding ("DSO") was approximately 67 days at December 31, 2000 as compared to 71 days outstanding at year end 1999. The fourth quarter of 2000 experienced a drop in receivable levels, primarily due to the low revenue levels recorded during the fourth quarter, which dropped the 2000 DSO below the range of 1999. Fourth quarter 2000 sales were adversely effected by the decline in customers' capital spending during that period. December 1999 sales included approximately $28.7 million in revenue pertaining to RF Concentration software licensing related to AT&T. Approximately $16.1 million in receivables was collected during the first week of January 2001 as compared to $21.9 million collected during the first week of January 2000.

     Current inventory levels increased by $48.5 million, as compared to December 31, 1999. This rise in inventory is comprised of approximately $4.9 million in raw material and approximately $47.9 million in finished goods, offset by the $3.5 million inventory write-off as previously discussed and by a $0.8 million decrease in work in process. This inventory increase is reflective of the abrupt slow down in ANTEC's business late in 2000. During the fourth quarter AT&T announced that it would delay equipment shipments until later in 2001. Changes in both the financial markets in general and in the telecom equipment market specifically, created a slow down in capital spending by ANTEC's customers late in 2000. With these events unfolding during the fourth quarter, ANTEC was unable to effect any significant change in its inventory levels. ANTEC was unable to alter contractual purchasing obligations for some products, which also contributed to this inventory growth. Although sales growth is expected to resume during 2001, significant improvement is not expected until at least the second half of the year. Despite this increase in inventory levels, inventory turns improved slightly to 3.6 times in 2000 as compared to 3.5 times recorded in 1999 and 3.0 times recorded in 1998.

     A decrease in accounts payable and accrued liabilities utilized $21.6 million in cash during 2000. This decrease in the level of payables and accrued expenses is reflective of the decline in product demand volumes during the fourth quarter of 2000 and the subsequent slow down of purchasing levels.

     Cash flows used by investing activities were approximately $23.7 million for 2000 as compared to $20.8 million and $23.0 million used during 1999 and 1998, respectively. The investments made during 2000 included $15.5 million to purchase capital assets and an additional $8.3 million added to its strategic business investments. The $20.8 million in investments made during 1999 pertained to the purchase of capital assets. The investments during 1998 included $16.8 million spent on capital assets and $6.8 million invested in/advanced to ANTEC's joint ventures.

     Cash flows provided by financing activities were $24.8 million for 2000 as compared to positive cash flows of $23.6 million in 1999 and $48.9 million in 1998. All periods presented reflect their respective trends in operating and investing activities. The results for 2000 were affected by the exercise of stock options that provided a positive cash flow of approximately $5.5 million as compared to providing $21.3 million in 1999 and providing $8.8 million in 1998. Net borrowings under ANTEC's credit facility provided approximately $20.5 million during 2000 while providing approximately $2.5 million in 1999. Net reductions in debt levels used approximately $6.3 million during 1998. The most significant financing activity occurred during 1998 resulting from the impact of the issuance of $115.0 million of 4.5% convertible subordinated notes and the repurchase of approximately 4.4 million shares of Common Stock from Anixter International for approximately $63.5 million. (See Notes 7 and 8 of the Notes to the Consolidated Financial Statements.)

     Based upon current levels of operations, ANTEC expects that sufficient cash flow will be generated from operations so that, combined with other financing alternatives available, including bank credit facilities, the Company will be able to meet all of its current debt service, capital expenditure and working capital requirements. Currently, ANTEC is negotiating a commitment for a new credit facility that will replace the Company's current $120 million credit facility. The need for the new credit facility was facilitated by ANTEC's proposed acquisition of Nortel Network's ownership interest in Arris Interactive L.L.C. and the ability to sufficiently fund the working capital needs of the combined entity at the close of the proposed transaction.

  Net Operating Loss Carryforwards

     As of December 31, 2000, ANTEC had net operating loss ("NOL") carryforwards for domestic and foreign income tax purposes of approximately $8.8 million and $6.9 million, respectively. The Company established a valuation allowance in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. The Company continually reviews the adequacy of the valuation allowance and recognizes the benefits only as reassessment indicates that it is more likely than not that the benefits will be realized. As of December 31, 2000, the valuation allowance on deferred tax assets was approximately $2.4 million.

     The availability of tax benefits of NOL carryforwards to reduce ANTEC's Federal and state income tax liability is subject to various limitations under the Internal Revenue Code. The availability of tax benefits of NOL carryforwards to reduce ANTEC's foreign income tax liability is subject to the various tax provisions of the respective countries.

     As of December 31, 2000, tax benefits arising from NOL carryforwards of approximately $2.4 million originating prior to TSX's quasi-reorganization would be credited directly to additional paid-in capital if and when realized.

  Year 2000 Disclosure

     ANTEC transitioned through January 1, 2000 and experienced no significant date related processing issues. ANTEC does not anticipate incurring any material direct costs related to the Year 2000 Issue going forward. As of December 31, 2000, ANTEC is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products, services and systems of its major suppliers, customers or third parties. ANTEC will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout 2001 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

FORWARD-LOOKING STATEMENTS

     Certain information and statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report, including statements using terms such as "may," "expect," "anticipate," "intend," "estimate," "believe," "plan," "continue," "could be," or similar variations or the negative thereof constitute forward-looking statements with respect to the financial condition, results of operations, and business of ANTEC, including statements that are based on current expectations, estimates, forecasts, and projections about the markets in which the Company operates and management's beliefs and assumptions regarding these markets. These and any other statements in this document that are not statements about historical facts are "forward-looking statements." In order to comply with the terms of the safe harbor, the Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. Important factors that could cause results or events to differ from current expectations are described in the risk factors below. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of the Company's business. In providing forward-looking statements, ANTEC is not undertaking any obligation to update publicly or otherwise these statements, whether as a result of new information, future events or otherwise.

RISK FACTORS

ANTEC'S BUSINESS HAS MAINLY COME FROM TWO KEY CUSTOMERS. THE LOSS OF ONE OR BOTH OF THESE CUSTOMERS OR A SIGNIFICANT REDUCTION IN SERVICES TO ONE OR BOTH OF THESE CUSTOMERS WOULD HAVE A MATERIAL ADVERSE EFFECT ON ANTEC'S BUSINESS.

     ANTEC's two largest customers are AT&T and Cox Communications. For the twelve months ended December 31, 2000, sales to AT&T (including sales to MediaOne Communications, which was acquired by AT&T during 2000) accounted for approximately 43.2% of ANTEC's total sales, while Cox Communications accounted for approximately 11.8%. Other then Adelphia Communications Corp., which accounted for 5% of ANTEC's total revenues for 2000, no other customer provided more than 5% of ANTEC's total sales for the year. ANTEC currently is the exclusive provider of telephony products for both AT&T and Cox Communications in eight metro areas. Although ANTEC's relationships with AT&T and Cox Communications are expected to continue, the loss of one or both of these customers, or a significant reduction in services provided to one or both of them, would have a material adverse impact on ANTEC.

     On November 24, 2000, AT&T Broadband, a unit of AT&T Corp., announced that it would not accept or pay for product shipments that it had previously ordered until mid-January 2001. On the trading day following the AT&T Broadband announcement, ANTEC's stock price fell $2.36 per share, or 21%, from its previous closing price per share as indicated by the Nasdaq National Stock Market System. The delayed shipments had a material adverse effect on ANTEC's revenue and earnings in the fourth quarter of 2000. ANTEC anticipates overall sales to AT&T in 2001 will be reduced from the sales level achieved in 2000.

     In addition, on October 25, 2000, AT&T announced that it will voluntarily break itself up into four separate publicly traded companies that will bundle each other's services through inter-company agreements. The immediate consequences, if any, to ANTEC, as a result of this split-up are not yet determinable. It is possible that the AT&T break-up will have a future material adverse effect on ANTEC's business. There can be no assurance that circumstances significantly altering the relationship between ANTEC and AT&T or Cox Communications will not arise in the future.

ANTEC'S BUSINESS IS DEPENDENT ON CUSTOMERS' CAPITAL SPENDING ON BROADBAND COMMUNICATION SYSTEMS, AND REDUCTIONS BY CUSTOMERS IN CAPITAL SPENDING COULD ADVERSELY AFFECT ANTEC'S BUSINESS.

     ANTEC's performance has been largely dependent on customers' capital spending for constructing, rebuilding, maintaining or upgrading broadband communications systems. Capital spending in the telecommunications industry is cyclical. A variety of factors will affect the amount of capital spending, and therefore, ANTEC's sales and profits, including:

          - general economic conditions,

          - availability and cost of capital,

          - other demands on and opportunities for capital,

          - regulations,

          - demands for network services,

          - competition and technology, and

          - real or perceived trends or uncertainties in these factors.

THE MARKETS IN WHICH ANTEC OPERATES ARE INTENSELY COMPETITIVE, AND COMPETITIVE PRESSURES MAY ADVERSELY AFFECT ANTEC'S RESULTS OF OPERATIONS.

     The markets for broadband communication systems are extremely competitive and dynamic, requiring the companies that compete in these markets to react quickly and capitalize on change. This will require ANTEC to retain skilled and experienced personnel as well as deploy substantial resources toward meeting the ever-changing demands of the industry. ANTEC competes with national and international manufacturers, distributors and wholesales, including many companies larger than ANTEC. ANTEC's major competitors include:

          - ADC Telecommunications, Inc.,

          - C-COR.net Corporation,

          - General Instrument Corporation, now a part of Motorola, Inc.,

          - Harmonic Inc.,

          - Philips, and

          - Scientific-Atlanta, Inc.

     The rapid technological changes occurring in the broadband markets may lead to the entry of new competitors, including those with substantially greater resources than ANTEC. Since the markets in which the Company competes are characterized by rapid growth and, in some cases, low barriers to entry, smaller niche market companies and start-up ventures also may become principal competitors in the future. Actions by existing competitors and the entry of new competitors may have an adverse effect on ANTEC's sales and profitability. The broadband communications industry is further characterized by rapid technological change. In the future, technological advances could lead to the obsolescence of some of ANTEC's current products, which could have a material adverse effect on ANTEC's business.

     Further, many of ANTEC's larger competitors are in a better position to withstand any significant reduction in capital spending by customers in these markets. They often have broader product lines and market focus and therefore will not be as susceptible to downturns in a particular market. In addition, several of ANTEC's competitors have been in operation longer than ANTEC and therefore have more long-standing and established relationships with domestic and foreign broadband service users. ANTEC may not be able to compete successfully in the future, and competition may harm ANTEC's business.

PRODUCTS CURRENTLY UNDER DEVELOPMENT MAY FAIL TO REALIZE ANTICIPATED BENEFITS.

     Rapidly changing technologies, evolving industry standards, frequent new product introductions and relatively short product life cycles characterize the markets for ANTEC's products. There can be no assurance that the technology applications currently under development by ANTEC will ever be successfully developed. Even if the developmental products are successfully developed, there can be no assurance that they will be widely used or that ANTEC will be able to successfully exploit these technology applications. To compete successfully, ANTEC must quickly design, develop, manufacture and sell new or enhanced products that provide increasingly higher levels of performance and reliability. However, ANTEC may not be able to successfully develop or introduce these products if its products:

          - are not cost effective;

          - are not brought to market in a timely manner; or

          - fail to achieve market acceptance.

     Furthermore, ANTEC's competitors may develop similar or alternative new technology solutions and applications that, if successful, could have a material adverse effect on ANTEC. ANTEC's strategic alliances are based on business relationships that have not been the subject of written agreements expressly providing for the alliance to continue for a significant period of time. The loss of a strategic partner could have a material adverse effect on the progress of new products under development with that partner.

CONSOLIDATIONS IN THE TELECOMMUNICATIONS INDUSTRY COULD RESULT IN DELAYS OR REDUCTIONS IN PURCHASES OF PRODUCTS, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON ANTEC'S BUSINESS.

     The telecommunications industry has experienced the consolidation of many industry participants and this trend is expected to continue. ANTEC and one or more of its competitors may each supply products to businesses that have merged or will merge in the future. Consolidations could result in delays in purchasing decisions by merged businesses, with ANTEC playing a greater or lesser role in supplying the communications products to the merged entity. These purchasing decisions of the merged companies could have a material adverse effect on ANTEC's business.

     Mergers among the supplier base also have increased, and this trend may continue. The larger combined companies with pooled capital resources may be able to provide solution alternatives with which ANTEC would be put at a disadvantage to compete. The larger breadth of product offerings by these consolidated suppliers could result in customers electing to trim their supplier base for the advantages of one-stop shopping solutions for all of its product needs. These consolidated supplier companies could have a material adverse effect on ANTEC's business.

ANTEC'S SUCCESS DEPENDS IN LARGE PART ON ITS ABILITY TO ATTRACT AND RETAIN QUALIFIED PERSONNEL IN ALL FACETS OF ITS OPERATIONS.

     Competition for qualified personnel is intense, and ANTEC may not be successful in attracting and retaining key executives, marketing, engineering and sales personnel, which could impact its ability to maintain and grow its operations. ANTEC's future success will depend, to a significant extent, on the ability of its management to operate effectively. In the past, competitors and others have attempted to recruit ANTEC employees and in the future, these attempts may continue. The loss of services of any key personnel, the inability to attract and retain qualified personnel in the future or delays in hiring required personnel, particularly engineers and other technical professionals, could negatively affect ANTEC's business.

ANTEC'S INTERNATIONAL OPERATIONS AND EFFORTS ARE SUBJECT TO ADDITIONAL RISKS.

     Historically, sales of broadband communications equipment into international markets have been an important part of ANTEC's business, a trend that ANTEC expects to continue. In addition, United States broadband system designs and equipment are increasingly being deployed in international markets, where market penetration is relatively lower than in the United States. While international operations are expected to comprise an integral part of ANTEC's future business, there can be no assurances that international markets will continue to develop or that ANTEC will receive additional contracts to supply equipment in these markets. Further, a significant portion of ANTEC's products are manufactured or assembled in Mexico and other countries outside the United States.

     ANTEC's foreign operations are subject to risks inherent in conducting operations abroad, including risks with respect to:

          - currency exchange rates;

          - economic and political destabilization;

          - restrictive actions and taxation by foreign governments;

          - difficulty in converting earnings to U.S. dollars or moving funds out of the country in which they were earned;

          - longer accounts receivable payment cycles and difficulties in collecting these accounts receivable;

          - nationalization;

          - the laws and policies of the United States affecting trade;

          - foreign investment and loans; and

          - foreign tax laws.

ANTEC'S PROFITABILITY HAS BEEN, AND MAY CONTINUE TO BE, VOLATILE, WHICH COULD ADVERSELY AFFECT THE PRICE OF ANTEC'S STOCK.

     For the third and fourth quarters of 2000, ANTEC failed to meet the level of profitability expected by the investment community. Further, ANTEC has experienced years with significant operating losses. Although ANTEC has been profitable during recent years, there can be no assurance that ANTEC's business will be profitable or meet the level of expectations of the investment community in the future, which could have a material adverse impact on ANTEC's stock price.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following discussion of ANTEC's risk-management activities includes "forward-looking statements" that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

     ANTEC is exposed to various market risks, including interest rates and foreign currency rates. Changes in these rates may adversely affect its results of operations and financial condition. To manage the volatility relating to these typical business exposures, ANTEC may enter into various derivative transactions, when appropriate. ANTEC does not hold or issue derivative instruments for trading or other speculative purposes. Taking into account the effects of interest rate changes on the Company's revolving debt facility, a hypothetical 100 basis point adverse change in interest rates would increase interest expense by approximately $0.7 million annually. As of December 31, 2000, the Company had no material contracts denominated in foreign currencies.

     In the past, ANTEC has used interest rate swap agreements, with large creditworthy financial institutions, to manage its exposure to interest rate changes. These swaps would involve the exchange of fixed and variable interest rate payments without exchanging the notional principal amount. At December 31, 2000 ANTEC did not have any outstanding interest rate swap agreements.

     The Company is exposed to foreign currency exchange rate risk as a result of sales of its products in various foreign countries and manufacturing operations conducted in Juarez, Mexico. In order to minimize the risks associated with foreign currency fluctuations, most sales contracts are issued in U.S. dollars. The Company has previously used foreign currency contracts to hedge the risks associated from foreign currency fluctuations for significant sales contracts, however, no significant contracts were in place at December 31, 2000. ANTEC constantly monitors the exchange rate between the U.S. dollar and Mexican peso to determine if any adverse exposure exists relative to its costs of manufacturing. The Company does not maintain Mexican peso denominated currency. Instead, U.S. dollars are exchanged for pesos at the time of payment.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The report of independent auditors and consolidated financial statements and notes thereto for the Company are included in this Report and are listed in the Index to Consolidated Financial Statements which appears on page 32.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                               ANTEC CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Ernst & Young LLP, Independent Auditors...........   33
Consolidated Balance Sheets at December 31, 2000 and 1999...   34
Consolidated Statements of Operations for the years ended
  December 31, 2000, 1999 and 1998..........................   35
Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 1999 and 1998..........................   36
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 2000, 1999 and 1998..............   37
Notes to the Consolidated Financial Statements..............   38

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
ANTEC Corporation

     We have audited the accompanying consolidated balance sheets of ANTEC Corporation as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of ANTEC's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ANTEC Corporation at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          /s/ ERNST & YOUNG LLP

Atlanta, Georgia
February 7, 2001

                               ANTEC CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
                                     ASSETS
Current assets:
  Cash and cash equivalents.................................  $  8,788   $  2,971
  Accounts receivable (net of allowances for doubtful
     accounts of $6,686 in 2000 and $7,505 in 1999).........   138,537    106,955
  Accounts receivable from AT&T.............................    21,662     90,395
  Inventories...............................................   263,683    215,216
  Income taxes recoverable..................................    17,895     10,403
  Deferred income taxes.....................................    18,928     18,608
  Investments held for resale...............................     1,561         --
  Other current assets......................................    19,098     15,989
                                                              --------   --------
          Total current assets..............................   490,152    460,537

Property, plant and equipment (net of accumulated
  depreciation of $55,443 in 2000 and $43,195 in 1999)......    53,353     51,406
Goodwill (net of accumulated amortization of $51,559 in 2000
  and $46,641 in 1999)......................................   144,919    149,836
Investments.................................................   105,835     70,968
Deferred income taxes.......................................     5,292      5,918
Other assets................................................    24,213     23,389
                                                              --------   --------
                                                              $823,764   $762,054
                                                              ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $138,774   $153,596
  Accrued compensation, benefits and related taxes..........    17,350     20,539
  Other accrued liabilities.................................    28,107     31,402
                                                              --------   --------
          Total current liabilities.........................   184,231    205,537

Long-term debt..............................................   204,000    183,500
Deferred income taxes.......................................    36,912     25,866
                                                              --------   --------
          Total liabilities.................................   425,143    414,903
Stockholders' equity:
  Preferred stock, par value $1.00 per share, 5.0 million
     shares authorized; none issued and outstanding.........        --         --
  Common stock, par value $0.01 per share, 150.0 million and
     75.0 million shares authorized; 38.1 million and 37.6
     million shares issued and outstanding in 2000 and 1999,
     respectively...........................................       383        378
  Capital in excess of par value............................   266,216    252,245
  Retained earnings.........................................   134,288     94,713
  Unrealized holding loss on marketable securities..........    (1,668)        --
  Unearned compensation.....................................      (678)      (184)
  Cumulative translation adjustments........................        80         (1)
                                                              --------   --------
          Total stockholders' equity........................   398,621    347,151
                                                              --------   --------
                                                              $823,764   $762,054
                                                              ========   ========

        See accompanying notes to the consolidated financial statements.

                               ANTEC CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 2000          1999          1998
                                                              -----------   -----------   -----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales (includes sales to AT&T of $431.5 million, $355.0
  million and $142.7 million for the years ended December
  31, 2000, 1999, and 1998, respectively)...................    $998,730      $844,756      $546,767
Cost of sales...............................................     812,958       679,774       404,999
                                                                --------      --------      --------
  Gross profit..............................................     185,772       164,982       141,768
Operating expenses:
  Selling, general, administrative and development
     expenses...............................................     133,988       111,937       105,643
  Amortization of goodwill..................................       4,917         4,946         4,910
  Restructuring and other charges...........................          --         5,647         9,119
                                                                --------      --------      --------
                                                                 138,905       122,530       119,672
                                                                --------      --------      --------
Operating income............................................      46,867        42,452        22,096
Other expense (income):
  Interest expense..........................................      11,053        12,406         9,337
  Other (income) expense, net...............................          87        (3,245)         (977)
  Loss on marketable securities.............................         773           275            --
  (Gain) on LANcity transaction.............................     (31,250)      (60,000)           --
                                                                --------      --------      --------
Income before income tax expense............................      66,204        93,016        13,736
          Income tax expense................................      26,629        38,493         7,911
                                                                --------      --------      --------
          Net income........................................    $ 39,575      $ 54,523      $  5,825
                                                                ========      ========      ========
Net income per common share:
  Basic.....................................................    $   1.04      $   1.49      $   0.16
                                                                ========      ========      ========
  Diluted...................................................    $   0.98      $   1.33      $   0.15
                                                                ========      ========      ========
Weighted average common shares:
  Basic.....................................................      37,965        36,600        37,195
                                                                ========      ========      ========
  Diluted...................................................      43,165        43,696        38,751
                                                                ========      ========      ========

        See accompanying notes to the consolidated financial statements.

                               ANTEC CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2000        1999        1998
                                                              ---------   ---------   ---------
                                                                       (IN THOUSANDS)
Operating activities:
  Net income................................................  $  39,575   $  54,523   $   5,825
  Adjustments to reconcile net income to net cash provided
     by
     (used in) operating activities:
     Depreciation and amortization..........................     19,631      17,075      16,163
     Provision for doubtful accounts........................      1,117       5,859       1,971
     Deferred income taxes..................................     12,374      24,282      (3,310)
     Loss on marketable securities..........................        773         275
     (Gain) on LANcity transaction..........................    (31,250)    (60,000)         --
     Amortization of unearned compensation..................        950         389         295
     Changes in operating assets and liabilities, net of
       effects of acquisitions:
       Decrease (increase) in accounts receivable...........     36,034     (79,250)    (38,130)
       (Increase) in inventories............................    (48,467)    (64,228)    (39,290)
       (Decrease) increase in accounts payable and
          accrued liabilities...............................    (21,629)    111,606      28,904
       (Increase) in other, net.............................     (4,386)    (14,807)     (1,124)
                                                              ---------   ---------   ---------
Net cash provided by (used in) operating activities.........      4,722      (4,276)    (28,696)
Investing activities:
  Purchases of property, plant and equipment................    (15,498)    (20,802)    (16,757)
  Investments in/advances to joint ventures.................         52          --      (6,800)
  Strategic investments.....................................     (8,250)         --         584
                                                              ---------   ---------   ---------
Net cash (used in) investing activities.....................    (23,696)    (20,802)    (22,973)
                                                              ---------   ---------   ---------
Net cash (used) before financing activities.................    (18,974)    (25,078)    (51,669)
Financing activities:
  Borrowings under credit facilities........................    352,000     251,500     151,000
  Reductions in borrowings under credit facilities..........   (331,500)   (249,000)   (157,339)
  Issuance of 4.5% convertible subordinated notes...........         --          --     115,000
  Purchase and retirement of common stock...................         --          --     (63,459)
  Deferred financing costs paid.............................     (1,163)       (166)     (5,142)
  Proceeds from issuance of common stock....................      5,454      21,279       8,801
                                                              ---------   ---------   ---------
Net cash provided by financing activities...................     24,791      23,613      48,861
Net increase (decrease) in cash and cash equivalents........      5,817      (1,465)     (2,808)
Cash and cash equivalents at beginning of year..............      2,971       4,436       7,244
                                                              ---------   ---------   ---------
Cash and cash equivalents at end of year....................  $   8,788   $   2,971   $   4,436
                                                              =========   =========   =========
Supplemental cash flow information:
  Interest paid during the year.............................  $  10,966   $  10,893   $   7,119
                                                              =========   =========   =========
  Income taxes paid during the year.........................  $  15,286   $   5,690   $   9,384
                                                              =========   =========   =========

        See accompanying notes to the consolidated financial statements.

                               ANTEC CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                     CAPITAL IN                               UNREALIZED
                                                     EXCESS OF                                 LOSS ON     CUMULATIVE
                                            COMMON      PAR       RETAINED      UNEARNED      MARKETABLE   TRANSLATION
                                            STOCK      VALUE      EARNINGS    COMPENSATION    SECURITIES   ADJUSTMENTS    TOTAL
                                            ------   ----------   --------   --------------   ----------   -----------   --------
                                                                             (IN THOUSANDS)
Balance, December 31, 1997................   $393     $261,081    $ 34,365      $  (188)       $    --        $(54)      $295,597
Comprehensive income:
  Net income..............................     --           --       5,825           --             --          --          5,825
  Translation adjustment..................     --           --          --           --             --          91             91
                                                                                                                         --------
  Comprehensive income....................                                                                                  5,916
  Shares granted under stock award plan...     --          318          --         (318)            --          --             --
  Compensation under stock award plan.....     --           --          --          295             --          --            295
  Issuance of common stock and other......      8        8,793          --           --             --          --          8,801
  Tax benefit related to exercise of stock
    options/warrants......................     --        2,417          --           --             --          --          2,417
  Repurchase of common stock..............    (43)     (63,416)         --           --             --          --        (63,459)
                                             ----     --------    --------      -------        -------        ----       --------
Balance, December 31, 1998................    358      209,193      40,190         (211)            --          37        249,567
Comprehensive income:
  Net income..............................     --           --      54,523           --             --          --         54,523
  Translation adjustment..................     --           --          --           --             --         (38)           (38)
                                                                                                                         --------
  Comprehensive income....................                                                                                 54,485
  Shares granted under stock award plan...     --          362          --         (362)            --          --             --
  Compensation under stock award plan.....     --           --          --          389             --          --            389
  Issuance of common stock and other......     20       21,259          --           --             --          --         21,279
  Tax benefit related to exercise of stock
    options...............................     --       21,431          --           --             --          --         21,431
                                             ----     --------    --------      -------        -------        ----       --------
Balance, December 31, 1999................    378      252,245      94,713         (184)            --          (1)       347,151
Comprehensive income:
  Net income..............................     --           --      39,575           --             --          --         39,575
  Unrealized loss on marketable
    securities............................     --           --          --           --         (1,668)         --         (1,668)
  Translation adjustment..................     --           --          --           --             --          81             81
                                                                                                                         --------
  Comprehensive income....................                                                                                 37,988
  Shares granted under stock award plan...     --        1,444          --       (1,444)            --          --             --
  Compensation under stock award plan.....     --           --          --          950             --          --            950
  Issuance of common stock and other......      5        5,449          --           --             --          --          5,454
  Tax benefit related to exercise of stock
    options...............................     --        7,078          --           --             --          --          7,078
                                             ----     --------    --------      -------        -------        ----       --------
  Balance, December 31, 2000..............   $383     $266,216    $134,288      $  (678)       $(1,668)       $ 80       $398,621
                                             ====     ========    ========      =======        =======        ====       ========

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

     ANTEC operates in one business segment, Communications, providing a range of customers with network and system products and services, primarily HFC networks and systems for the communications industry. This segment accounts for 100% of consolidated sales, operating profit and identifiable assets of the Company. ANTEC provides a broad range of products and services to cable system operators and telecommunication providers. ANTEC is a leading developer, manufacturer and supplier of telephony, optical transmission, construction, rebuild and maintenance equipment for the broadband communications industry. ANTEC supplies most of the products required in a broadband communication system, including headend, distribution, drop and in-home subscriber products.

     As of December 31, 2000, Liberty Media Corporation, which is part of the Liberty Media Group of AT&T whose financial performance is "tracked" by a separate class of AT&T stock, effectively controlled approximately 20% of the outstanding ANTEC common stock on a fully diluted basis. The effective ownership includes options to acquire an additional 854,341 shares. A significant portion of the Company's revenue is derived from sales to AT&T (including MediaOne Communications, which was acquired by AT&T during 2000) aggregating $431.5 million, $355.0 million and $142.7 million for the years ended December 31, 2000, 1999 and 1998, respectively. Giving effect to AT&T's acquisition of MediaOne Communications, sales to the combined entity aggregated $391.1 million for 1999 and $149.9 million for 1998. ANTEC had accounts receivable from AT&T of approximately $21.7 million, $90.4 million and $25.0 million at December 31, 2000, 1999 and 1998, respectively. This drop in accounts receivable during 2000 coincides with AT&T Broadband's announcement on November 24, 2000 that it would not accept or pay for product shipments that it had previously ordered until 2001.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Consolidation

     The consolidated financial statements include the accounts of ANTEC after elimination of intercompany transactions.

(b) Use of Estimates

     The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

(c) Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year's financial statement presentation.

                               ANTEC CORPORATION

(d) Cash and Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. The carrying amount reported in the consolidated balance sheets for cash and cash equivalents approximates fair value.

(e) Inventories

     Inventories are stated at the lower of average, approximating first-in, first-out, cost or market. The cost of finished goods and work in process comprises material, labor, and manufacturing overhead.

(f) Investments

     Prior to March 1999, ANTEC owned a 25% interest in Arris Interactive, L.L.C. ("Arris"), a joint venture with Nortel Networks ("Nortel") that was accounted for under the equity method. Arris is focused on the development, manufacture and sale of products that enable the provision of a broad range of telephone and data services over HFC architectures typically used for video distribution.

     During the first quarter of 1999, the Company completed the combination of the Broadband Technology Division of Nortel ("LANcity") with the Arris joint venture. This transaction reduced ANTEC's interest in Arris to 18.75%. ANTEC's interest in Arris was subject to further dilution based upon LANcity's performance over the eighteen-month period ended June 30, 2000. At the expiration of the eighteen-month period, no further dilution of ANTEC's share of the joint venture occurred. Due to this change in ownership percentage, effective March 31, 1999, ANTEC accounts for this investment under the cost method. (See Note 10 of the Notes to the Consolidated Financial Statements.)

     The Company has elected to recognize gains or losses on the sale of previously unissued stock of a subsidiary or investee, based on the difference between the carrying amount of the equity interest in the investee immediately before and after the transaction.

     The carrying value of the Arris investment was $93.75 million and $62.5 million at December 31, 2000 and 1999, respectively. Purchases from Arris were approximately $417.7 million, $210.0 million and $31.3 million for 2000, 1999 and 1998, respectively. ANTEC had accounts payable to Arris of approximately $80.1 million and $80.0 million, and net accounts receivable from Arris of $2.7 million and $10.1 million at December 31, 2000 and 1999, respectively. ANTEC also holds a participation in a note receivable from Arris of approximately $12.4 million and $11.8 million at December 31, 2000 and 1999, respectively. This note bears interest indexed to LIBOR earning varying rates of interest between 7% and 8% annually. Included in the note receivable balance is $0.8 million and $0.1 million in accrued interest for the years ended December 31, 2000 and 1999, respectively, net of payments made during the periods disclosed.

     The Company holds investments in the common stock of Lucent Technologies and Avaya, Inc. totaling approximately $1.6 million at December 31, 2000, which are classified as trading securities. Changes in the market value of these securities are recognized in income and resulted in a net pre-tax gain of approximately $0.5 million at December 31, 2000.

     The Company's remaining investments in marketable securities, totaling approximately $2.6 million, are classified as available-for-sale. At December 31, 2000 ANTEC had unrealized losses and associated income tax benefits related to these available-for-sale equity securities of approximately $2.7 million and $1.0 million, respectively, which were included in other comprehensive income. Recognized losses on available-for-sale securities the Company considered to be other-than-temporary totaled approximately $1.3 million for the year ended December 31, 2000.

                               ANTEC CORPORATION

     During the ordinary course of business, the Company has made strategic investments in private companies totaling approximately $8.3 million at December 31, 2000. These strategic investments are recorded at cost and are periodically evaluated for impairment.

(g) Revenue Recognition

     ANTEC's revenue recognition policies are in compliance with Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as issued by the Securities and Exchange Commission. Sales and related cost of sales are recognized at the time products are shipped or title passes pursuant to the terms of the agreement with the customer, the amount due from the customer is fixed and collectibility of the related receivable is reasonably assured. Sales of services are recognized at the time of performance. Software revenue is generally recognized when shipment is made, no significant vendor obligations remain and collection is considered probable.

     ANTEC has, in the ordinary course of business, reached agreements to extend payment terms with credit-worthy customers or agreements to guarantee the debt of a customer. In the event payment terms extend beyond one year, the revenue and accounts receivable related to that agreement are discounted in accordance with APB No. 21, Interest on Receivables and Payables. The discount on such a transaction is then amortized over the agreed payment terms and reflected as interest income rather than as revenue. Transactions accounted for under this method resulted in a discount of approximately $0.4 million at December 31, 2000 and zero at the end of both 1999 and 1998. Under guarantees of debt, ANTEC defers the recognition of revenue until the terms of the agreement, such as the customer's payment under the contract, are satisfied. As of December 31, 2000 and 1999, ANTEC had deferred the recognition of revenue of approximately $2.9 million and $0.0 million, respectively and the related cost of sales for such agreements.

(h) Depreciation of Property, Plant and Equipment

     The Company provides for depreciation of property, plant and equipment principally on the straight-line basis over the estimated useful lives of 25 to 40 years for buildings and improvements, 3 to 10 years for machinery and equipment, and the term of the lease for leasehold improvements. Depreciation expense for the three years ended December 31, 2000, 1999 and 1998 was approximately $13.6 million, $11.0 million and $11.3 million, respectively.

(i) Goodwill and Long-Lived Assets

     Goodwill relates to the excess of cost over net assets resulting principally from the acquisition of Anixter by Anixter International in 1986 which has been allocated to ANTEC, and from subsequent acquisitions by ANTEC and by Anixter of businesses now owned by ANTEC. Goodwill resulting from the acquisition of Anixter by Anixter International was allocated to the Company based on ANTEC's proportionate share of total operating earnings of Anixter for the period subsequent to the acquisition by Anixter International. ANTEC assesses the recoverability of goodwill and other long-lived assets whenever events or changes in circumstances indicate that expected future undiscounted cash flows might not be sufficient to support the carrying amount of an asset. If expected future undiscounted cash flows from operations are less than their carrying amounts, an asset is determined to be impaired, and a loss is recorded for the amount by which the carrying value of the asset exceeds its fair value. Fair value is based on discounting estimated future cash flows or using other valuation methods as appropriate. Non-cash amortization expense is being recognized as a result of amortization of goodwill on a straight-line basis over a period of 40 years from the respective dates of acquisition.

                               ANTEC CORPORATION

(j) Advertising and Sales Promotion

     Advertising and sales promotion costs are expensed as incurred. Advertising expense was approximately $3.3 million, $2.8 million and $2.1 million for the years ended December 31, 2000, 1999 and 1998, respectively.

(k) Research and Development

     Research and development ("R&D") costs are expensed as incurred. ANTEC's research and development expenditures for the years ended December 31, 2000, 1999 and 1998 were approximately $23.4 million, $16.6 million and $14.4 million, respectively.

(l) Warranty

     ANTEC provides, by a current charge to income in the period in which the related revenue is recognized, an amount it estimates will be needed to cover future warranty obligations.

(m) Income Taxes

     ANTEC uses the liability method of accounting for income taxes which requires recognition of temporary differences between financial statement and income tax bases of assets and liabilities, measured by enacted tax rates.

(n) Foreign Currency

     The financial position and operating results of ANTEC's foreign operations are consolidated using the local currency as the functional currency. All balance sheet accounts of foreign subsidiaries are translated at the current exchange rate at the end of the accounting period with the exception of fixed assets, which are translated at historical cost. Income statement items are translated at average currency exchange rates. The resulting translation adjustment is recorded as a separate component of stockholders' equity.

(o) Stock-Based Compensation

     ANTEC grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, does not recognize compensation expense for the stock option grants. As required by Financial Accounting Standards Board ("FASB") Statement No. 123, Accounting for Stock-Based Compensation, ANTEC presents supplemental information disclosing pro forma net income and net income per common share as if the Company had recognized compensation expense on stock options granted subsequent to December 31, 1994 under the fair value method of that statement. (See Note 13 of Notes to the Consolidated Financial Statements.)

(p) Interest Rate Agreements

     As of December 31, 2000, the Company had approximately $89.0 million in floating rate indebtedness and had no outstanding interest rate swap agreements at that time.

(q) Concentrations of Credit

     Financial instruments that potentially subject ANTEC to concentrations of credit risk consist principally of temporary cash investments and accounts receivable. ANTEC places its temporary cash investments with high credit quality financial institutions in accordance with debt agreements. Concentrations with respect to accounts receivable occur as the Company sells primarily to large, well established companies, however, the

                               ANTEC CORPORATION
credit quality of these customers significantly diminish the risk of loss from extension of credit. ANTEC closely monitors extensions of credit to other parties and, where necessary, utilizes common financial instruments to mitigate risk or requires cash on delivery terms. Overall financial strategies and the effect of using a hedge is reviewed periodically.

     The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

     - Cash and cash equivalents: The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

     - Accounts receivable and accounts payable: The carrying amounts reported in the balance sheet for accounts receivable and accounts payable approximate their fair value.

     - Marketable securities: The fair values for trading and available-for-sale equity securities are based on quoted market prices.

     - Long-and short-term debt: The carrying amounts of the Company's borrowings under its short-term revolving credit arrangements approximate their fair value. The fair value of the Company's long-term debt is based on its quoted market price and totaled approximately $62.1 million and $185.2 million at December 31, 2000 and 1999, respectively.

     - Foreign exchange contracts and interest rate swaps: The fair values of the Company's foreign currency contracts and interest rate swaps are estimated based on dealer quotes, quoted market prices of comparable contracts, adjusted through interpolation where necessary maturity differences or if there are no relevant comparable contracts on pricing models or formulas using current assumptions. As of December 31, 2000, the Company's foreign exchange contracts were recorded at their fair value of approximately $1.6 million. The Company had no interest rate swap agreements outstanding as of December 31, 2000.

(r) Accounting for Derivative Instruments

     ANTEC uses various derivative financial instruments, including foreign exchange contracts, and in the past, interest rate swap agreements to enhance the Company's ability to manage risk. Derivative instruments are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. ANTEC's derivative financial instruments are for purposes other than trading. ANTEC's non-derivative financial instruments include letters of credit, commitments to extend credit and guarantees of debt. ANTEC generally does not require collateral to support its financial instruments.

     It is the Company's policy to recognize all derivative financial instruments, such as interest rate swap contracts and foreign exchange contracts, in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are either recognized periodically in income or in stockholders' equity as a component of comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair values of the hedged items that relate to the hedged risk(s). Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in comprehensive income net of deferred taxes. Changes in fair values of derivatives not qualifying as hedges are reported in income.

NOTE 3.  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In 2000, the Emerging Issues Task Force reached a consensus on EITF No. 00-10, Accounting for Shipping and Handling Fees and Costs ("EITF 00-10") that states all amounts billed to a customer in a sale

                               ANTEC CORPORATION
transaction related to shipping and handling represent revenues earned for the goods provided and should be classified as revenue. Historically, ANTEC has not included amounts billed to customers for shipping and handling as revenues. These amounts were not previously recorded as revenue and the related costs as cost of sales because they were netted as pass-through expenses, reimbursed in total by the Company's customers. Charges for shipping and handling billed to customers in 1998 are not readily available or separately maintained, making it impracticable to reclassify these financial statements. For the years ended December 31, 2000 and 1999, shipping and handling costs, in aggregate, were approximately $20.0 million and $18.2 million for 2000 and 1999, respectively, and were appropriately reclassified to net sales and cost of sales.

     In June 1998, the FASB issued FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. FASB Statement No. 133 was originally to go into effect for fiscal years beginning June 15, 1999. However, on May 19, 1999 the FASB voted to delay the effective date for one year, to fiscal years beginning after June 15, 2000 by issuing FASB Statement No. 137. Effective December 31, 2000, ANTEC adopted FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. There was no material impact on the Company's results of operations or financial position.

     Effective December 31, 1998, the Company adopted FASB Statement No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. The provisions of FASB Statement No. 132 revise employers' disclosures about pensions and other postretirement benefit plans. It does not change the measurement or recognition of these plans. It standardizes the disclosure requirements for pensions and postretirement benefits to the extent practicable. (See Note 14 of Notes to the Consolidated Financial Statements.)

     In the first quarter of 1998, the Company adopted FASB Statement No. 130, Reporting of Comprehensive Income, which establishes standards for the financial presentation of comprehensive income and its components. Adoption of FASB Statement No. 130 had no effect on the Company's financial position or operating results.

NOTE 4.  RESTRUCTURING AND OTHER CHARGES

     In the fourth quarter of 1999, in conjunction with the announced consolidation of the New Jersey facility to Georgia and the Southwest, coupled with the discontinuance of certain product offerings, the Company recorded a pre-tax charge of approximately $16.0 million. Included in the charge was approximately $2.6 million related to personnel costs and approximately $3.0 million related to lease termination and other facility shutdown charges. Included in the restructuring was the elimination of certain product lines resulting in an inventory obsolescence charge totaling approximately $10.4 million, which has been reflected in the cost of sales. The personnel-related costs included termination expenses for the involuntary dismissal of 87 employees, primarily engaged in engineering, inside sales and warehouse functions performed at the New Jersey facility. ANTEC offered terminated employees separation amounts in accordance with ANTEC's severance policy and provided the employees with specific separation dates. In connection with customer demand shifting to ANTEC's newer product offerings, such as the new Total System Power ("TSP") and the Scaleable and Micro Node products, ANTEC discontinued certain older product lines that were not consistent with ANTEC's focus on two-way, high-speed Internet, voice and video communications equipment. This discontinuance affected the UCF and SL powering products and included the narrowing of ANTEC's RF and optical products.

     During the second quarter of 2000, ANTEC further evaluated its powering and RF products and recorded an additional pre-tax charge of $3.5 million to cost of goods sold, bringing the total reorganization related charge to $19.5 million. In addition to the charges totaling $19.5 million, ANTEC anticipated that approximately $1.6 million of relocation and fixed asset depreciation expenses would be incurred in connection

                               ANTEC CORPORATION
with the New Jersey facility closure, of which approximately $0.7 million has been recognized as of December 31, 2000. As of December 31, 2000, $0.9 million related to personnel costs, $2.2 million related to RF product warranties and approximately $1.2 million related to lease termination and other facility shutdown expenses remain to be paid. ANTEC anticipates the majority of the personnel costs remaining will be expended at the close of the first quarter of 2001 while the remaining lease termination and facility shutdown charges will be fully recognized through the first half of 2001. ANTEC undertook all of these actions to structure itself into a more efficient organization and to further integrate ANTEC's speed-to-market philosophy. ANTEC realigned its manufacturing operations located in New Jersey in order to accelerate the production transition from in-house design and tooling functions into the manufacturing process. With the exception of saving approximately $1.5 million in lease obligation and selling, general, administrative and development costs, ANTEC has shifted the remaining costs related to the New Jersey facility to Georgia and the Southwest.

     In January 1998, ANTEC announced a consolidation plan implemented concurrently with the creation of the new organization in Georgia. ANTEC completed the consolidation of its Rolling Meadows, Illinois corporate and administrative functions into either the Duluth, Georgia or the Englewood, Colorado locations during 1999. As part of the consolidation, the two principal facilities located in Georgia were consolidated and some international operating and administrative functions located in Miami and Chicago were also consolidated in Georgia. In connection with these consolidations, ANTEC recorded a pre-tax charge of approximately $10.0 million in the first quarter of 1998. The components of the restructuring charge included approximately $7.6 million related to personnel costs and approximately $2.4 million related to lease termination payments and other costs. Subsequently, during the fourth quarter of 1998, ANTEC reduced this charge by $0.9 million as a result of the ongoing evaluation of the estimated costs associated with these actions. The personnel-related costs included termination expenses related to the involuntary termination of 177 employees, primarily related to the finance and management information systems activities as well as international operational functions located in Chicago and Miami. ANTEC offered terminated employees separation amounts in accordance with ANTEC's severance policy and provided the employees with specific separation dates. As of December 31, 1999, 139 of the 177 employees had been terminated and it was determined that 38 employees originally included as part of the 177 employees to be terminated would remain as employees. Additionally, ANTEC's actual cost of terminating or sub-letting real estate obligations in Georgia and Illinois were slightly higher than anticipated. As of December 31, 1999, approximately $0.6 million of accrued costs related to the obligations resulting from this restructuring remained. ANTEC expended this remaining balance during the first quarter of 2000.

NOTE 5.  INVENTORIES

     Inventories are stated at the lower of average, approximating first-in, first-out, cost or market. The components of inventory are as follows (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Raw material................................................  $ 62,458   $ 57,538
Work in process.............................................     9,119      9,938
Finished goods..............................................   192,106    147,740
                                                              --------   --------
          Total inventories.................................  $263,683   $215,216
                                                              ========   ========

                               ANTEC CORPORATION

NOTE 6.  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment, at cost, consisted of the following (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Land........................................................  $  2,549   $  2,549
Buildings and leasehold improvements........................    15,394     15,485
Machinery and equipment.....................................    90,853     76,567
                                                              --------   --------
                                                               108,796     94,601
Less: Accumulated depreciation..............................   (55,443)   (43,195)
                                                              --------   --------
          Total property, plant and equipment, net..........  $ 53,353   $ 51,406
                                                              ========   ========

NOTE 7.  LONG-TERM DEBT

     Long-term debt consisted of the following (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Revolving Credit Facility...................................  $ 89,000   $ 68,500
4.5% Convertible Subordinated Notes.........................   115,000    115,000
                                                              --------   --------
                                                              $204,000   $183,500
                                                              ========   ========

     In 1998, ANTEC issued $115.0 million of 4.5% Convertible Subordinated Notes ("Notes") due May 15, 2003 (the "Offering"). The Notes are convertible, at the option of the holder, at any time prior to the close of business on the stated maturity date, into the Company's common stock ("Common Stock") at a conversion price of $24.00 per share. The Notes are redeemable, in whole or in part, at the Company's option, commencing May 15, 2001. If the Notes are redeemed during the twelve-month period commencing May 15, 2001, ANTEC will pay a premium of 1.8% of the principal amount or approximately $2.1 million.

     The net proceeds from the Offering were used to repay all outstanding amounts under ANTEC's existing credit facility, and the remainder of the net proceeds were invested in government securities, certificates of deposit or similar investment grade securities until June 1998 when the Company completed the repurchase and retirement of approximately 4.4 million shares of Common Stock owned by Anixter International Inc. for approximately $63.5 million. (See
Note 8 of the Notes to the Consolidated Financial Statements.)

     On May 21, 1998, ANTEC entered into a secured four-year credit facility ("Credit Facility") with a group of banks aggregating $85.0 million. This Credit Facility permitted ANTEC to borrow, on a revolving basis, an amount contingent upon the level of certain eligible assets providing for various interest rate alternatives which were secured by substantially all of ANTEC's assets.

     In April 1999, ANTEC amended the Credit Facility. This amendment increased the existing line from $85.0 million to $120.0 million. The Credit Facility was also amended to increase the assets eligible for borrowings to be advanced against. None of the other significant terms, including pricing, were changed with the amendment. The average annual interest rate on borrowings was approximately 8.12% at December 31, 2000. The commitment fee on unused borrowings is approximately 0.5%. The Credit Facility contains various restrictions and covenants, including limits on payments to stockholders, interest coverage, and net worth tests. As of December 31, 2000, ANTEC had approximately $31.0 million of available borrowings under the Credit Facility.

     Currently, ANTEC is negotiating a commitment for a new credit facility that will replace the Company's current $120.0 million credit facility. The new credit is needed because of ANTEC's proposed acquisition of

                               ANTEC CORPORATION

Nortel Network's ownership interest in Arris Interactive L.L.C. and the need to sufficiently fund the working capital needs of the combined entity at the close of the proposed transaction. (See Note 17 of the Notes to the Consolidated Financial Statements.)

NOTE 8.  COMMON STOCK

     In June 1998, the Company repurchased and retired approximately 4.4 million shares of ANTEC Common Stock owned by Anixter International Inc. for approximately $63.5 million.

     The following shares of Common Stock have been reserved for future issuance:

                                                                 DECEMBER 31,
                                                     ------------------------------------
                                                        2000         1999         1998
                                                     ----------   ----------   ----------
Convertible subordinated notes.....................   4,791,667    4,791,667    4,791,667
Stock options......................................   7,251,775    4,742,112    6,612,469
Director stock units...............................      40,500       36,900       35,900
Employee stock purchase plan.......................     448,298      466,907       11,358
TCI options........................................     854,341      854,341      854,341
Nortel Networks....................................          --    2,747,252           --
                                                     ----------   ----------   ----------
          Total....................................  13,386,581   13,639,179   12,305,735
                                                     ==========   ==========   ==========

NOTE 9.  EARNINGS PER SHARE

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations for the periods indicated (in thousands except per share data):

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                           --------------------------------
                                                             2000        1999        1998
                                                           ---------   ---------   --------
Basic:
  Net income.............................................   $39,575     $54,523     $5,825
                                                            =======     =======     ======
  Weighted average shares outstanding....................    37,965      36,600     37,195
                                                            =======     =======     ======
  Basic earnings per share...............................   $  1.04     $  1.49     $ 0.16
                                                            =======     =======     ======
Diluted:
  Net income.............................................   $39,575     $54,523     $5,825
  Add: 4.5% convertible subordinated notes, interest and
       fees, net of federal income tax effect............     2,661       3,548         --
                                                            -------     -------     ------
          Total..........................................   $42,236     $58,071     $5,825
                                                            =======     =======     ======
  Weighted average shares outstanding....................    37,965      36,600     37,195
  Net effect of dilutive securities:
  Add: options/warrants, net of tax benefit..............     1,606       2,304      1,556
        assumed conversion of 4.5% convertible
     subordinated notes..................................     3,594       4,792         --
                                                            -------     -------     ------
          Total..........................................    43,165      43,696     38,751
                                                            =======     =======     ======
Diluted earnings per share...............................   $  0.98     $  1.33     $ 0.15
                                                            =======     =======     ======

     Under the treasury stock method of calculating earnings per share, the 4.5% Convertible Subordinated Notes issued in May 1998, effected only the first three quarters of 2000 and were antidilutive for the year ended December 31, 1998.

                               ANTEC CORPORATION

NOTE 10.  LANCITY TRANSACTION

     During the first quarter of 1999, ANTEC and Nortel Networks completed the combination of the Broadband Technology Division of Nortel Networks, referred to as LANcity, with Arris Interactive, L.L.C. ("Arris"), a joint venture between ANTEC and Nortel Networks ("Nortel"). This combination was effected by the contribution of the LANcity assets and business into Arris. ANTEC's interest in the joint venture was reduced by 6.25% from 25.0% to 18.75% with potential dilution to 12.5%, while Nortel's interest was increased from 75.0% to 81.25% with the potential to increase to 87.5%.

     In connection with the transaction, ANTEC recorded a pre-tax gain of $60.0 million, net of related expenses, based upon an independent valuation of LANcity. The transaction was accounted for, in effect, as if it were a gain on the sale of a 12.50% interest in Arris by ANTEC to Nortel in exchange for a 12.50% interest in LANcity. ANTEC elected to recognize gains or losses on the sale of previously unissued stock of a subsidiary or investee based on the difference between the carrying amount of the equity interest in the investee immediately before and after the transaction and deferred income taxes were provided on such gain.

     ANTEC's interest in Arris was subject to further dilution based upon its performance over the eighteen-month period ended June 30, 2000. At the expiration of the eighteen-month period, no further dilution of ANTEC's share of the joint venture occurred, and, based upon the initial independent valuation, ANTEC recorded an additional pre-tax gain of $31.25 million to reflect ANTEC's final ownership percentage in the joint venture of 18.75%.

NOTE 11.  INCOME TAXES

     Income before income taxes consisted of the following (in thousands):

                                                             YEARS ENDED DECEMBER 31,
                                                            ---------------------------
                                                             2000      1999      1998
                                                            -------   -------   -------
Domestic (U.S.)...........................................  $66,204   $93,016   $13,736
                                                            =======   =======   =======

     Income tax expense (benefit) consisted of the following (in thousands):

                                                             YEARS ENDED DECEMBER 31,
                                                            ---------------------------
                                                             2000      1999      1998
                                                            -------   -------   -------
Current -- Federal........................................  $12,496   $11,698   $ 9,268
            State.........................................    1,759     2,513     1,953
                                                            -------   -------   -------
                                                             14,255    14,211    11,221
                                                            -------   -------   -------
Deferred -- Federal.......................................   10,727    19,980    (2,661)
             State........................................    1,647     4,302      (649)
                                                            -------   -------   -------
                                                             12,374    24,282    (3,310)
                                                            -------   -------   -------
                                                            $26,629   $38,493   $ 7,911
                                                            =======   =======   =======

                               ANTEC CORPORATION

     A reconciliation of income tax expense (benefit) to the Statutory Federal tax rate of 35% was as follows (in thousands):

                                                YEARS ENDED DECEMBER 31,
                                  ----------------------------------------------------
                                       2000               1999               1998
                                  ---------------    ---------------    --------------
Statutory Federal income tax
  expense (benefit).............  $23,171   35.00%   $32,556   35.00%   $4,807   35.00%
Effects of:
  Amortization of goodwill......    1,531    2.31%     1,531    1.64%    1,531   11.14%
  State income taxes, net of
     Federal benefit............    2,152    3.25%     3,839    4.13%      848    6.17%
  Meals and entertainment.......      396    0.60%       390    0.42%      361    2.63%
  Change in valuation
     allowance..................     (984)  (1.49)%       --    0.00%       --    0.00%
  Other, net....................      363    0.55%       177    0.19%      364    2.65%
                                  -------   -----    -------   -----    ------   -----
                                  $26,629   40.22%   $38,493   41.38%   $7,911   57.59%
                                  =======   =====    =======   =====    ======   =====

     Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     Significant components of ANTEC's net deferred tax assets (liabilities) were as follows (in thousands):

                                                                    DECEMBER 31,
                                                                --------------------
                                                                  2000        1999
                                                                --------    --------
Current deferred tax assets:
  Inventory costs...........................................    $ 11,678    $ 10,293
  Merger/restructuring related reserves.....................       3,897       2,777
  Other, principally operating expenses.....................       3,353       5,538
                                                                --------    --------
          Total current deferred tax assets.................      18,928      18,608
Long-term deferred tax assets:
  Federal/state net operating loss carryforwards............       3,076       3,569
  Foreign net operating loss carryforwards..................       2,358       2,358
  Plant and equipment, depreciation differences.............       2,216       4,102
                                                                --------    --------
          Total long-term deferred tax assets...............       7,650      10,029
                                                                --------    --------
Long-term deferred tax liabilities:
  LANcity transaction.......................................     (34,903)    (23,700)
  Goodwill and other........................................      (2,009)     (2,166)
                                                                --------    --------
          Total long-term deferred tax liabilities..........     (36,912)    (25,866)

  Total deferred tax (liabilities) assets...................     (10,334)      2,771
  Valuation allowance on deferred tax assets................      (2,358)     (4,111)
                                                                --------    --------
          Net deferred tax (liabilities)....................    $(12,692)   $ (1,340)
                                                                ========    ========

     As of December 31, 2000, ANTEC has estimated federal and foreign tax loss carryforwards of $8.8 million and $6.9 million, respectively. The federal and foreign tax loss carryforwards expire through 2008 and 2005, respectively. As of December 31, 2000, tax benefits arising from loss carryforwards of approximately $2.4 million originating prior to TSX's quasi-reorganization on November 22, 1985 would be credited directly to additional paid in capital if and when realized.

     ANTEC established a valuation allowance in accordance with the provisions of FASB Statement No. 109, Accounting for Income Taxes. The Company continually reviews the adequacy of the valuation

                               ANTEC CORPORATION
allowance and recognizes the benefits of deferred tax assets only as reassessment indicates that it is more likely than not that the deferred tax assets will be realized.

     The Company had U.S. and foreign net operating loss carryforwards at December 31, 2000 expiring as follows (in thousands):

                                                                 U.S.     FOREIGN
EXPIRATION IN CALENDAR YEAR                                     AMOUNT    AMOUNT
---------------------------                                     ------    -------
2001........................................................    $1,099    $   --
2002........................................................     1,099        --
2003........................................................        --        --
2004........................................................       501        --
2005........................................................     1,967     6,935
2006........................................................        --        --
2007........................................................     2,745        --
2008........................................................     1,379        --
                                                                ------    ------
                                                                $8,790    $6,935
                                                                ======    ======

NOTE 12.  COMMITMENTS

     ANTEC leases office, distribution, and manufacturing facilities as well as equipment under long-term operating leases expiring at various dates through 2009. Future minimum lease payments under non-cancelable operating leases (excluding operating leases related to closed facilities -- See Note 4) at December 31, 2000 were as follows (in thousands):

2001........................................................  $ 5,655
2002........................................................    4,612
2003........................................................    3,112
2004........................................................    2,875
2005........................................................    2,790
Thereafter..................................................    5,925
                                                              -------
          Total minimum lease payments......................  $24,969
                                                              =======

     Total rental expense for all operating leases amounted to approximately $5.3 million, $7.6 million and $9.5 million for the years ended December 31, 2000, 1999 and 1998, respectively.

NOTE 13.  STOCK-BASED COMPENSATION

     ANTEC grants stock options for a fixed number of shares to employees and directors with an exercise price equal to the market price of the shares at the date of grant. ANTEC accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees and, accordingly, does not recognize compensation expense for the stock option grants. The Company has elected to follow APB Opinion No. 25 because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, Accounting for Stock-Based Compensation, requires use of option valuation models that were not developed for use in valuing employee stock options.

     ANTEC grants stock options under its 2000 Stock Incentive Plan, ("2000 SIP"), its 2000 Mid-Level Stock Option Plan ("MIP"), its 1997 Stock Incentive Plan ("SIP"), its 1993 Employee Stock Incentive Plan ("ESIP"), and Director Stock Option Plan ("DSOP") and issues stock purchase rights under its Employee Stock Purchase Plan ("ESPP"). Additionally, TSX issued options under its Long-Term Incentive Plan ("LTIP"). These plans are described below.

                               ANTEC CORPORATION

     As required by FASB Statement No. 123, ANTEC presents below supplemental information disclosing pro forma net income and net income per common share as if ANTEC had recognized compensation expense on stock options granted subsequent to December 31, 1994 under the fair value method of that statement. The fair value for these options was estimated using a Black-Scholes option-pricing model. The weighted average assumptions used in this model to estimate the fair value of options granted under the 2000 SIP, MIP, SIP, ESIP, DSOP and LTIP for 2000, 1999 and 1998 were as follows: risk-free interest rates of 5.03%, 5.41% and 5.21%, respectively; a dividend yield of 0%; volatility factor of the expected market price of ANTEC's common stock of .64, .56 and .54, respectively; and a weighted average expected life of 5, 7, and 5 years, respectively.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because ANTEC's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. ANTEC's pro forma information follows (in thousands, except per share data):

                                                              2000      1999      1998
                                                             -------   -------   ------
Pro forma net income.......................................  $33,632   $50,673   $3,204
                                                             =======   =======   ======
Pro forma net income per common share:
  Basic....................................................  $  0.89   $  1.38   $ 0.09
                                                             -------   -------   ------
  Diluted..................................................  $  0.84   $  1.24   $ 0.08
                                                             =======   =======   ======

     Compensation expense recognized for pro forma purposes was approximately $10.4 million, $6.6 million and $4.4 million for 2000, 1999 and 1998, respectively. FASB Statement No. 123 is applicable only to options granted subsequent to December 31, 1994.

     In 2000, the Board of Directors approved the 2000 SIP to facilitate the retention and continued motivation of key employees, consultants and directors, and to align more closely their interests with those of the Company and its stockholders. Awards under the 2000 SIP may be in the form of incentive stock options, non-qualified stock options, stock grants, stock units, restricted stock, stock appreciation rights, performance shares and units, dividend equivalent rights and reload options. A total of 2,500,000 shares of the Company's common stock may be issued pursuant to this plan. Options granted under this plan vest in fourths on the anniversary date of the grant beginning with the first anniversary and terminate ten years from the date of grant.

     In 2000, the Board of Directors approved the 2000 MIP established to facilitate the retention and continued motivation of key mid-level employees and to align more closely their interests with those of the Company and its stockholders. Awards under this plan may be in the form of non-qualified stock options. A total of 500,000 shares of ANTEC's common stock may be issued pursuant to this plan. As only mid-level employees of the Company are eligible to receive grants under this plan, no options under this plan were granted to officers of ANTEC. No mid-level employee received more than 7,500 options to purchase shares of the Company's stock under this plan and no option may be granted under this plan after the date of the 2000 annual meeting of stockholders. Options granted under this plan vest in fourths on the anniversary date of the grant beginning with the first anniversary and terminate ten years from the date of grant.

                               ANTEC CORPORATION

     In 1997, the Board of Directors approved the SIP to facilitate the hiring, retention and continued motivation of key employees, consultants and directors and to align more closely their interests with those of the Company and its stockholders. Awards under the SIP may be in the form of incentive stock options, non-qualified stock options, stock grants, stock units, restricted stock, stock appreciation rights, performance shares and units, dividend equivalent rights and reload options. A total of 3,750,000 shares of the Company's common stock may be issued pursuant to this plan. Vesting requirements for issuance under the SIP may vary as may the related date of termination.

     Approximately three-fourths of the SIP options granted were tied to a vesting schedule that would accelerate if ANTEC's stock closed above specified prices ($15, $20 and $25) for 20 consecutive days and the Company's diluted earnings per common share (before non-recurring items) over a period of four consecutive quarters exceed $1.00 per common share. As of March 31, 1999 the $1.00 per diluted share trigger for the vesting of these grants was met. The $15 and $20 stock value targets had already been met. Accordingly two-thirds of these options were vested. Further, on May 26, 1999, the final third was vested upon meeting the $25 per share value target. Under the terms of the options, one half of the vested options became exercisable when the target was reached and the remaining options become exercisable one year later. A portion of all other options granted under this plan vest each year on the anniversary of the date of grant beginning with the second anniversary and terminate seven years from the date of grant. The remaining portion of options granted under the SIP plan vest in fourths on the anniversary of the date of grant beginning with the first anniversary and have an extended life of ten years from the date of grant.

     In 1993, the Board of Directors approved the ESIP that provides for granting key employees and consultants options to purchase up to 1,925,000 shares of ANTEC common stock. In 1996, an amendment to the ESIP was approved increasing the number of shares of ANTEC common stock that may be issued pursuant to that plan from 1,925,000 shares to 3,225,000 shares. One-third of these options vests each year on the anniversary of the date of grant beginning with the second anniversary. The options terminate seven years from the date of grant.

     In 1993, the Board of Directors also approved the DSOP that provides for the granting, to each director of the Company who has not been granted any options under the ESIP each January 1, commencing January 1, 1994, an option to purchase 2,500 shares of ANTEC common stock for the average closing price for the ten trading days preceding the date of grant. A total of 75,000 shares of ANTEC common stock have been allocated to this plan. These options vest six months from the date of grant and terminate seven years from the date of grant. No options have been issued pursuant to this plan after 1996.

     In connection with ANTEC's acquisition of TSX, each option to purchase TSX common stock under the LTIP was converted to a fully vested option to purchase ANTEC common stock. A total of 883,900 shares of ANTEC common stock have been allocated to this plan. The options under the LTIP terminate ten years from the original grant date.

                               ANTEC CORPORATION

     A summary of activity of ANTEC's options granted under its 2000 SIP, MIP, SIP, ESIP, DSOP, and LTIP is presented below:

                                  2000                           1999                           1998
                       ---------------------------   ----------------------------   ----------------------------
                                       WEIGHTED                       WEIGHTED                       WEIGHTED
                                       AVERAGE                        AVERAGE                        AVERAGE
                        OPTIONS     EXERCISE PRICE     OPTIONS     EXERCISE PRICE     OPTIONS     EXERCISE PRICE
                       ----------   --------------   -----------   --------------   -----------   --------------
Beginning balance....   3,940,717       $14.34         5,450,903       $11.55         6,187,250       $11.02
Grants...............   2,389,017       $21.11           774,500       $23.86         1,006,450       $14.68
Exercises............    (490,337)      $10.71        (1,870,357)      $10.83          (677,049)      $12.05
Terminations.........    (460,003)      $30.85          (403,496)      $11.07        (1,040,831)      $10.93
Expirations..........        (667)      $15.88           (10,833)      $20.48           (24,917)      $17.71
                       ----------                    -----------                    -----------
Ending balance.......   5,378,727       $16.27         3,940,717       $14.34         5,450,903       $11.55
                       ==========                    ===========                    ===========
Vested at period
  end................   2,261,708       $12.46           965,275       $12.49         1,284,952       $12.54
                       ==========                    ===========                    ===========
Weighted average fair
  value of options
  granted during
  year...............  $    21.11                    $     14.67                    $      7.84
                       ==========                    ===========                    ===========

     The following table summarizes information about SIP, ESIP, DSOP, and LTIP options outstanding at December 31, 2000.

                                                 OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                                   -----------------------------------------------   ----------------------------
                                     NUMBER      WEIGHTED AVERAGE      WEIGHTED        NUMBER         WEIGHTED
            RANGE OF               OUTSTANDING      REMAINING          AVERAGE       EXERCISABLE      AVERAGE
         EXERCISE PRICES           AT 12/31/00   CONTRACTUAL LIFE   EXERCISE PRICE   AT 12/31/00   EXERCISE PRICE
         ---------------           -----------   ----------------   --------------   -----------   --------------
         $ 2.00..................      20,000       2.25 years          $ 2.00           20,000        $ 2.00
$ 5.00 to $ 8.00.................   1,380,400       9.95 years          $ 8.00            1,200        $ 5.00
$ 8.88 to $10.00.................     910,833       3.33 years          $ 8.88          910,833        $ 8.88
$10.50 to $15.88.................   1,184,926       3.16 years          $12.80          930,784        $12.69
$16.60 to $19.75.................     420,451       3.89 years          $17.68          224,141        $18.38
$22.88 to $59.31.................   1,462,117       8.62 years          $31.27          174,750        $23.57
                                    ---------                                         ---------
$ 2.00 to $59.31.................   5,378,727       6.47 years          $16.27        2,261,708        $12.46
                                    =========                                         =========

     Pursuant to the Merger Agreement between ANTEC and Keptel, on November 17, 1994 under the ANTEC/Keptel Exchange Option Plan ("EOP"), each Keptel stock option, whether or not then exercisable, was canceled and substituted with an ANTEC/Keptel exchange option to acquire shares of ANTEC common stock. Each ANTEC/Keptel exchange option provides the option holder with rights and benefits that are no less favorable than were provided under the former Keptel stock option plan. A total of 360,850 shares of ANTEC common stock have been allocated to this plan. There were no options granted under the EOP during the years ended December 31, 2000, 1999, and 1998. Additionally, as of December 31, 2000 no options issued under this plan remain outstanding.

     Additionally, ANTEC has an ESPP that initially enabled its employees to purchase a total of 300,000 shares of ANTEC common stock over a period of time. In 1999, an amendment to the ESPP was approved increasing the number of shares of ANTEC common stock that may be issued pursuant to that plan to 800,000 shares. The Company accounts for the ESPP in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly recognizes no compensation expense. Participants can request that up to 10% of their base compensation be applied toward the purchase of ANTEC common stock under ANTEC's ESPP. Purchases by any one participant are limited to $25,000 in any one year. The exercise price is the lower of 85% of the fair market value of the ANTEC common stock at the date of grant or at the later exercise date (currently one year). Under the ESPP, employees of ANTEC purchased 18,709, 44,451 and

                               ANTEC CORPORATION

47,660 shares of ANTEC common stock in 2000, 1999 and 1998, respectively. At December 31, 2000, approximately 44,167 shares are subject to purchase under the ESPP at a price of no more than $24.44 per share.

     In 2000, 1999 and 1998, ANTEC paid its non-employee directors annual retainer fees of $50,000 in the form of stock units. These stock units convert to Common Stock of the Company at the prearranged time selected by each director. The Company amortizes the compensation expense related to these stock units on a straight-line basis over a period of one year. At December 31, 2000, 1999 and 1998 there were 40,300 units, 36,700 units and 35,900 units issued and outstanding, respectively.

NOTE 14.  EMPLOYEE BENEFIT PLANS

     The Company sponsors two non-contributory defined benefit pension plans that cover the majority of the Company's U.S. employees. As of January 1, 2000, the Company froze the defined pension plan benefits for 569 participants. These participants elected to participate in ANTEC's enhanced 401(k) plan. Due to the cessation of plan accruals for such a large group of participants, a curtailment was considered to have occurred. As a result of the curtailment, as outlined under FASB Statement No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, the Company recorded a $2.1 million pre-tax gain on the curtailment during the first quarter 2000.

     The U.S. pension plan benefit formulas generally provide for payments to retired employees based upon their length of service and compensation as defined in the plans. ANTEC's policy is to fund the plans as required by the Employee Retirement Income Security Act of 1974 ("ERISA") and to the extent that such contributions are tax deductible.

                                                               2000      1999
                                                              -------   -------
                                                               (IN THOUSANDS)
Change in Benefit Obligation:
  Benefit obligation at the beginning of year...............  $17,791   $21,357
  Service cost..............................................      597     1,629
  Interest cost.............................................    1,143     1,446
  Plan amendment............................................       86     2,347
  Actuarial (gain) loss.....................................    1,829    (8,659)
  Benefit payments..........................................     (259)     (329)
  Curtailment...............................................   (3,336)       --
                                                              -------   -------
  Benefit obligation at year end............................  $17,851   $17,791
                                                              =======   =======
Change in Plan Assets:
  Fair value of plan assets at beginning of year............  $11,468   $11,517
  Actual return on plan assets..............................      304       281
  Company contributions.....................................       --        --
  Benefits paid from plan assets............................     (259)     (330)
                                                              -------   -------
  Fair value of plan assets at year end.....................  $11,513   $11,468
                                                              =======   =======
Funded Status:
  Funded status of plan.....................................  $(6,338)  $(6,323)
  Unrecognized actuarial (gain).............................   (1,713)   (4,281)
  Unrecognized prior service cost...........................    2,108     2,290
                                                              -------   -------
  (Accrued) benefit cost....................................  $(5,943)  $(8,314)
                                                              =======   =======

                               ANTEC CORPORATION

     The plans' assets consist of corporate and government debt securities and equity securities. Net periodic pension cost for 2000, 1999 and 1998 for pension and supplemental benefit plans includes the following components (in thousands):

                                                               2000      1999     1998
                                                              -------   ------   ------
Service cost................................................  $   597   $1,629   $1,559
Interest cost...............................................    1,143    1,446    1,202
Return on assets (expected).................................     (901)    (940)    (836)
Recognized net actuarial loss...............................     (141)     104       36
Amortization of prior service cost..........................      308      128        7
                                                              -------   ------   ------
Net periodic pension cost...................................    1,006    2,367    1,968
Additional pension (income) due to curtailment..............   (2,108)      --       --
                                                              -------   ------   ------
Net periodic pension cost...................................  $(1,102)  $2,367   $1,968
                                                              =======   ======   ======

     The assumptions used in accounting for the Company's defined benefit plans for the three years presented are set forth below:

                                                              2000   1999   1998
                                                              ----   ----   ----
Assumed discount rate for active participants...............  7.75%  7.5%   6.5%
Assumed discount rate for inactive participants.............   6.5%   --     --
Rates of compensation increase..............................   6.0%  6.0%   6.0%
Expected long-term rate of return on plan assets............   8.0%  8.0%   8.0%

     Additionally, ANTEC has established defined contribution plans pursuant to the Internal Revenue Code Section 401(a) that cover all eligible U.S. employees. ANTEC contributes to these plans based upon the dollar amount of each participant's contribution. ANTEC made contributions to these plans of approximately $1.1 million, $0.7 million and $0.7 million in 2000, 1999, and 1998, respectively.

NOTE 15.  SALES INFORMATION

     As of December 31, 2000, Liberty Media Corporation, which is part of the Liberty Media Group of AT&T whose financial performance is "tracked" by a separate class of AT&T stock, effectively controlled approximately 20% of the outstanding ANTEC common stock on a fully diluted basis. The effective ownership includes options to acquire an additional 854,341 shares. A significant portion of the Company's revenue is derived from sales to AT&T (including MediaOne Communications, which was acquired by AT&T during 2000) aggregating $431.5 million, $355.0 million and $142.7 million for the years ended December 31, 2000, 1999 and 1998, respectively. Giving effect to AT&T's acquisition of MediaOne Communications, sales to the combined entity aggregated $391.1 million for 1999 and $149.9 million for 1998.

     Export sales accounted for approximately 5.7%, 4.0% and 6.0% of total sales for the years ended December 31, 2000, 1999 and 1998, respectively. Sales to international customers (including export sales) were approximately 8.7%, 6.4% and 11.4% of total sales for the years ended December 31, 2000, 1999 and 1998, respectively.

                               ANTEC CORPORATION

     The Company sells its products primarily in the United States with its international revenue being generated from Asia Pacific, Europe, Latin America and Canada. The Asia Pacific market includes Australia, China, Hong Kong, India, Indonesia, Japan, Korea, Malaysia, New Zealand, Philippines, Sampan, Singapore, Taiwan, and Thailand. The European market includes France, Ireland, Italy, Portugal, Spain and the United Kingdom. International sales for the three years ended December 31, 2000, 1999 and 1998 are as follows:

                                                DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                    2000            1999            1998
                                                ------------    ------------    ------------
                                                               (IN THOUSANDS)
International region
  Asia Pacific................................    $15,789         $12,445         $24,691
  Europe......................................     37,126          19,035          12,020
  Latin America...............................     29,803          19,545          24,233
  Canada......................................      3,898           3,347           2,559
                                                  -------         -------         -------
          Total international sales...........    $86,616         $54,372         $63,503
                                                  =======         =======         =======

     Total identifiable international assets were immaterial.

NOTE 16.  SUMMARY QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

     The following table summarizes ANTEC's quarterly consolidated financial information (in thousands, except share data).

                                                                  QUARTERS IN 2000 ENDED
                                                    ---------------------------------------------------
                                                    MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                                    ---------   --------   -------------   ------------
Net sales(9)......................................  $256,571    $283,016     $281,413        $177,730
Gross profit(3)...................................    51,280      52,826       52,317          29,349
Operating income(loss)(1).........................    19,320      17,690       16,315          (6,458)
Income (loss) before income taxes(2)(4)(5)(6).....    16,449      50,857        9,910         (11,012)
Net income (loss).................................  $ 10,026    $ 29,611     $  6,169        $ (6,231)
                                                    ========    ========     ========        ========
Net income (loss) per common share:
  Basic...........................................  $   0.27    $   0.78     $   0.16        $  (0.16)
                                                    ========    ========     ========        ========
  Diluted.........................................  $   0.25    $   0.68     $   0.15        $  (0.16)
                                                    ========    ========     ========        ========
Supplemental financial information (excluding the effects of the pension curtailment gain, the LANcity transaction, additional inventory write-off related to the restructuring charge, and the mark-to-market adjustments on investments):
Gross profit(3)...................................  $ 51,280    $ 56,326     $ 52,317        $ 29,347
                                                    ========    ========     ========        ========
Operating income (loss)(1)........................  $ 17,212    $ 21,190     $ 16,315        $ (6,460)
                                                    ========    ========     ========        ========
Income (loss) before income taxes (2)(4)(5)(6)....  $ 14,341    $ 18,457     $ 13,324        $ (9,005)
                                                    ========    ========     ========        ========
Net income (loss).................................  $  8,691    $ 11,213     $  8,115        $ (5,113)
                                                    ========    ========     ========        ========
Net income (loss) per common share:
  Diluted.........................................  $   0.22    $   0.27     $   0.20        $  (0.13)
                                                    ========    ========     ========        ========
  Weighted average diluted share..................    44,513      44,733       44,641          38,202
                                                    ========    ========     ========        ========

                               ANTEC CORPORATION

                                                                  QUARTERS IN 1999 ENDED
                                                    ---------------------------------------------------
                                                    MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                                    ---------   --------   -------------   ------------
Net sales(9)......................................  $148,459    $200,647     $242,439        $253,211
Gross profit (8)..................................    34,211      43,984       50,025          36,762
Operating income (loss)...........................     8,080      15,666       20,312          (1,607)
Income (loss) before income taxes(7)(8)...........    67,525      13,050       17,359          (4,919)
Net income (loss).................................  $ 38,615    $  8,002     $ 10,776        $ (2,871)
                                                    ========    ========     ========        ========
Net income (loss) per common share:
  Basic...........................................  $   1.07    $   0.22     $   0.29        $  (0.08)
                                                    ========    ========     ========        ========
  Diluted.........................................  $   0.92    $   0.21     $   0.27        $  (0.08)
                                                    ========    ========     ========        ========
Supplemental financial information (excluding the effects of the LANcity transaction, the restructuring charge including the related inventory write-off):
Gross profit(8)...................................  $ 34,211                                 $ 47,115
                                                    ========                                 ========
Income before income taxes(7)(8)..................  $  7,525                                 $ 11,081
                                                    ========                                 ========
Net income........................................  $  4,515                                 $  6,295
                                                    ========                                 ========
Net income per common share:
  Diluted.........................................  $   0.13                                 $   0.16
                                                    ========                                 ========

---------------

(1) As of January 1, 2000, the Company froze the defined pension plan benefits for 569 participants. These participants elected to participate in ANTEC's enhanced 401(k) plan. Due to the cessation of plan accruals for such a large group of participants, a curtailment was considered to have occurred. As a result of the curtailment, as outlined under FASB Statement No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, the Company recorded a $2.1 million pre-tax gain on the curtailment during the first quarter 2000. (See
    Note 14 of the Notes to the Consolidated Financial Statements.)
(2) ANTEC's interest in Arris was subject to further dilution based upon its performance over the eighteen-month period ended June 30, 2000. At the expiration of the eighteen-month period, no further dilution of ANTEC's share of the joint venture occurred, and, based upon the initial independent valuation, ANTEC recorded an additional pre-tax gain of $30.0 million to reflect ANTEC's final ownership percentage in the joint venture of 18.75%. Also, during the fourth quarter of 2000, an additional pre-tax gain of $1.25 million was recorded related to the LANcity transaction, due to a change in estimate for costs related to the transaction. (See Note 10 of the Notes to the Consolidated Financial Statements.)
(3) During the second quarter of 2000, ANTEC further evaluated its powering and RF products and recorded an additional pre-tax charge of $3.5 million to cost of goods sold, bringing the total reorganization related charge to $19.5 million. (See Note 4 of the Notes to the Consolidated Financial Statements.)
(4) During the second quarter of 2000, ANTEC made a strategic investment in Chromatis Networks, Inc. ("Chromatis"), receiving 56,882 shares of the company's preferred stock. On June 28, 2000, Lucent Technologies announced it had completed an acquisition of Chromatis. The conversion of the Chromatis shares into Lucent shares resulted in ANTEC receiving 120,809 shares of Lucent's stock. Lucents's stock price on the date of the completed transaction was $57.48, valuing ANTEC's investment at approximately $6.9 million, thus producing a pre-tax gain of $5.9 million. These shares of Lucent stock are considered trading securities held for resale.
(5) Because the shares of Lucent stock discussed in the footnote above, are considered trading securities held for resale, they are required to be carried at their fair market value with any gains or losses being included in earnings. Additionally, as a result of Lucent's spin-off of Avaya Inc., during the third quarter of 2000,

                               ANTEC CORPORATION

    ANTEC was issued approximately 9,060 shares of Avaya stock on September 19, 2000. These securities are also being held for resale. By the end of the third quarter, the stock price of Lucent dropped significantly. In calculating the fair market value of the investments as of September 30, 2000, ANTEC recognized a $3.4 million pre-tax write down of the investments in Lucent and Avaya.
(6) During the fourth quarter of 2000, ANTEC calculated the fair market value of its investments and recorded an additional pre-tax mark-to-market write down on its investments of approximately $3.3 million.
(7) In the first quarter of 1999, ANTEC and Nortel Networks completed the combination of the Broadband Technology Division of Nortel Networks, known as LANcity, with Arris Interactive, L.L.C. ("Arris"), a joint venture between ANTEC and Nortel. ANTEC recorded a pre-tax gain of $60.0 million, net of related expenses, based on an independent valuation of LANcity. The transaction was accounted for as if it were a gain on the sale of a 12.50% interest in Arris by ANTEC to Nortel in exchange for 12.50% interest in LANcity. (See Note 10 of the Notes to the Consolidated Financial Statements.)
(8) In the fourth quarter of 1999, in conjunction with the consolidation of the New Jersey facility to Georgia and the Southwest, coupled with the discontinuance of certain product offerings, ANTEC recorded a pre-tax charge of approximately $16.0 million. Included in the charge was approximately $2.6 million related to personnel costs and approximately $3.0 million related to lease termination and other charges. Also included in the restructuring was an elimination of certain product lines resulting in an inventory obsolescence charge totaling approximately $10.4 million, which has been reflected in cost of sales. (See Note 4 of the Notes to the Consolidated Financial Statements.)
(9) Net sales and cost of sales for the quarters ended March 31, June 30, and September 30, 2000 and March 31, June 30, September 30, and December 31, 1999 differ from amounts reported as net sales and cost of sales in the respective Form 10-Q's (and Form 10-K) due to the adoption of EITF No. 00-10, Accounting for Shipping and Handling Fees and Costs, in the fourth quarter of 2000.

NOTE 17.  SUBSEQUENT EVENT

     On October 18, 2000, ANTEC Corporation and Nortel Networks, Inc. agreed to a transaction in which, among other things, ANTEC would acquire Nortel Network's ownership interest in Arris Interactive L.L.C., the joint venture between the two companies. In general, Nortel Networks agreed to transfer its 81.25% stake in Arris Interactive L.L.C. in exchange for approximately 33 million new shares of Common Stock of a newly formed holding company and $325 million in cash, directly, and, through the repayment of a loan, indirectly. The agreement contemplated that ANTEC would enter into a new revolving credit facility providing sufficient availability to pay the cash portion of the purchase price and to fund on-going operations of the combined entity. As a result of changes in industry and financial market conditions, ANTEC has not yet been able to obtain the necessary credit facility. ANTEC and Nortel are in the process of renegotiating the terms of the agreement in order to reflect current industry and financial market conditions. It is expected that the resulting changes will provide for an increase in the number of shares issued to Nortel and elimination of the cash portion of the purchase price. ANTEC is currently seeking a credit facility sufficient for the contemplated revised terms. Although credit markets are extremely difficult in the telecommunications sector at the present time, ANTEC believes it will be able to obtain a commitment for an appropriate facility. The consummation of the transaction, which is subject to the approval of ANTEC's stockholders, other customary closing conditions and certain regulatory approvals, was expected to occur in the second quarter of 2001.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to directors of ANTEC is set forth below. Information concerning the executive officers of ANTEC is set forth in Part I of this document on Form 10-K under the caption entitled "Executive Officers of the Company."

     ANTEC's Board of Directors has eleven members. The term of office of each director will extend until the holding of the next annual meeting of stockholders or until his or her successor is elected and qualified.

Name:                                  John (Ian) Anderson Craig
Age:                                   57
Director since:                        1998
ANTEC Board Committee:                 None.
Principal occupation and recent
  business experience:                 Mr. Craig was Chief Marketing Officer of Nortel Networks,
                                       Inc. a leading global supplier of data and telephony network solutions and services, from September 1998 through March
                                       2000. Prior thereto he has held, since 1968, numerous senior management positions within Northern Telecom Inc., now known as Nortel Networks.
Other directorships:                   BCI, CAE, Inc., and TrizecHahn Corporation.
Name:                                  Rod F. Dammeyer
Age:                                   60
Director since:                        1993
ANTEC Board Committees:                Compensation Committee (Chair) and Executive Committee
Principal occupation and recent
  business experience:                 Vice Chairman since 1998 and President and Chief Executive
                                       Officer from 1993 to 1998 of Anixter International Inc., a global communications products distribution company.
                                       Managing Partner from 1998 to 2000 and Managing Director
                                       from 1996 to 1998 of EGI Corporate Investments, a
                                       diversified management and investment company.
Other directorships:                   GATX Corporation, Stericycle, Inc., TeleTech Holdings, Inc.,
                                       and Trustee of Van Kampen Investments, Inc. closed-end
                                       funds.
Name:                                  John M. Egan
Age:                                   53
Director since:                        1993
ANTEC Board Committee:                 Executive Committee
Principal occupation and recent
  business experience:                 Chairman of the Board since 1997, President from 1980
                                       through 1997 and Chief Executive Officer from 1980 through
                                       1999 of ANTEC and its predecessors.
Other directorships:                   National Cable Television Association ("NCTA"), the Walter
                                       Kaitz Foundation and Cable PAC.

Name:                                  James L. Faust
Age:                                   58
Director since:                        1995
ANTEC Board Committee:                 None.
Principal occupation and recent
  business experience:                 Chief Executive Officer of Evolve Products, Inc., a
                                       developer and marketer of two-way, interactive remote
                                       control devices, since 1998. Consultant since 1998 and
                                       Executive Vice President, International from 1995 to 1998 of
                                       ANTEC.
Other directorships:                   Evolve Products, Inc. and Cabletel Communications
                                       Corporation.
Name:                                  William H. Lambert
Age:                                   63
Director since:                        1997
ANTEC Board Committee:                 None.
Principal occupation and recent
  business experience:                 Chairman, President and Chief Executive Officer of TSX
                                       Corporation, now a subsidiary of ANTEC, from 1988 to 1997.
Other directorships:                   None.
Name:                                  John R. Petty
Age:                                   70
Director since:                        1993
ANTEC Board Committee:                 Audit Committee (Chair)
Principal occupation and recent
  business experience:                 Chairman of TECSEC Incorporated, a data security company
                                       since 1997. Chairman of Federal National Payables, Inc., a factoring company, since 1992. A private investor since
                                       1988.
Other directorships:                   Director of Anixter International, Inc.
Name:                                  Larry Romrell
Age:                                   60
Director since:                        2000
ANTEC Board Committee:                 None.
Principal occupation and recent
  business experience:                 A consultant to AT&T since 1999. Executive Vice President of
                                       Tele-Communications, Inc., a subsidiary of AT&T from 1994 to
                                       March 1999. Prior thereto he has held various executive
                                       positions within Tele-Communications, Inc. and its
                                       subsidiaries.
Other directorships:                   Director of Guaranty Bank & Trust Company and AT&T
                                       Corp. -- Liberty Media Group.

Name:                                  William T. Schleyer
Age:                                   48
Director since:                        1998
ANTEC Board Committee:                 None.
Principal occupation and recent
  business experience:                 A venture capitalist principally within the communications industry since 1997. President and Chief Operating Officer of MediaOne, the broadband services arm of U S West Media
                                       Group, during 1997. President and Chief Operating Officer of
                                       Continental Cablevision, Inc. during 1996. Prior thereto
                                       held various executive management positions within
                                       Continental Cablevision since 1977.
Other directorships:                   Director of CableLabs, Inc., Darwin Partners, Inc., Rogers
                                       Communications, Inc., Storage Networks, Inc., and Wink
                                       Communications, Inc.
Name:                                  Samuel K. Skinner
Age:                                   61
Director since:                        1995
ANTEC Board Committee:                 Audit Committee and Compensation Committee
Principal occupation and recent
  business experience:                 Mr. Skinner has been Chairman of US Freightways Corporation since January 2001 and President and Chief Executive Officer of US Freightways since July 2000. Previously, Mr. Skinner was a Partner and co-Chairman of the law firm of Hopkins and
                                       Sutter from 1998 until June 2000. President and Director of
                                       Unicom Corp., an electrical utilities company, from 1993 to
                                       1998. Chief of Staff to the President of the United States
                                       from 1992 to 1993. United States Secretary of Transportation from 1989 to 1992.
Other directorships:                   Director of LTV Corporation, Midwest Express Holdings, Inc.,
                                       Navigant Consulting, Inc., Union Pacific Resources, Inc.,
                                       and US Freightways.
Name:                                  Robert J. Stanzione
Age:                                   52
Director since:                        1998
ANTEC Board Committee                  None.
Principal occupation and recent
  business experience:                 President and Chief Executive Officer since January 1, 2000 and President and Chief Operating Officer from 1998 through
                                       1999 of ANTEC. President and Chief Executive Officer of
                                       Arris Interactive, a joint venture company of ANTEC and
                                       Nortel Networks, from 1995 to 1997. Prior thereto held
                                       various management positions with AT&T Corporation since
                                       1969.
Other directorships:                   Evolve Products, Inc., and Cyberfone, Inc.
Name:                                  Bruce Van Wagner
Age:                                   74
Director since:                        1993
ANTEC Board Committee:                 Executive Committee (Chair)
Principal occupation and recent
  business experience:                 A private investor. Chairman of the Company from 1993 to
                                       1997.
Other directorships:                   None.
Other matters:                         In 2000, Mr. Van Wagner has consented to the entry of a
                                       permanent injunction in connection with the settlement of a civil action by the Securities and Exchange Commission that enjoins him from engaging in conduct in violation of the
                                       securities laws.

ITEM 11.  EXECUTIVE COMPENSATION

     Information regarding compensation of officers and directors of the Company is set forth below under the captions entitled "Executive Compensation," "Compensation of Directors," and "Employment Contracts and Termination of Employment and Change-In-Control Arrangements."

EXECUTIVE COMPENSATION

     The following tables set forth information about the compensation of its Chief Executive Officer, and the four most highly compensated executive officers of ANTEC for the last fiscal year.

                           SUMMARY COMPENSATION TABLE

                                                                                        LONG TERM
                                                                                   COMPENSATION AWARDS
                                                                               ----------------------------
                                                                                                 SECURITIES
                                                 ANNUAL COMPENSATION           RESTRICTED        UNDERLYING
NAME AND                                  ----------------------------------     STOCK             AWARDS          ALL OTHER
PRINCIPAL POSITION                 YEAR   SALARY ($)   BONUS ($)   OTHER ($)   AWARDS ($)           (#)       COMPENSATION ($)(4)
------------------                 ----   ----------   ---------   ---------   ----------        ----------   -------------------
Robert J. Stanzione..............  2000    500,000       37,500                1,125,000(1)(2)    160,000            9,760
  President, Chief                 1999    420,000      254,600                  233,625(3)       500,000            2,500
  Executive Officer                1998    340,000      229,500                                   335,000            2,500
John M. Egan.....................  2000    500,000       37,500                  187,500(2)             0            9,187
  Chairman                         1999    500,000      525,500                                   100,000            1,250
                                   1998    500,000      337,500                                         0            1,250
Lawrence A. Margolis.............  2000    309,000       18,540     45,000        92,700(2)        60,000            9,187
  Executive Vice                   1999    300,000       67,245                  221,944(3)        50,000            2,213
  President, Chief                 1998    280,000      151,200                                         0            2,275
  Financial Officer
Gordon E. Halverson..............  2000    220,000       52,580     33,334        30,250(2)       100,000            8,750
  Executive Vice                   1999    216,400      112,624     33,333        24,920(3)             0            1,939
  President, Sales                 1998    201,400      102,210     33,333                              0            2,362
Michael Graziano.................  2000    142,000       19,000                                    16,500            7,875
  Treasurer                        1999    136,900       49,500                                         0            6,336
                                   1998    118,208       10,000                                    13,000            5,047

---------------

(1) The amount in 2000 for Mr. Stanzione includes the value as of January 31, 2000 ($937,500), which was the date of grant, of the grant of 24,077 stock units that convert on a one-for-one basis into shares of common stock. As of December 29, 2000, the value of common stock into which these units would convert was $190,358. For a description of the terms of these stock units granted see "Employment Contracts and Termination of Employment and Change in Control."
(2) Amounts in 2000 for Messrs. Stanzione, Egan, Margolis and Halverson, represent the value of restricted common stock granted on February 21, 2001, at $9.844 per share. The restricted common stock vests in thirds beginning on the date of grant and then on each anniversary of the date of grant. Although the stock was issued in 2001, it relates to 2000 compensation for these officers. Holders of the restricted stock are entitled to receive any distribution made to holders of common stock.
(3) Amounts in 1999 represent the value on January 31, 2000, the date of issuance, of common stock into which stock units granted convert on a one-for-one basis at the time predetermined at issuance. Although the stock units were issued in 2000, they relate to 1999 compensation for these officers. Twenty percent of the units will be forfeited if the employee leaves ANTEC without good reason before December 31, 2002. As of December 29, 2000, the value of common stock into which these units would convert was $47,460, $45,087 and $5,062 for Messrs. Stanzione, Margolis and Halverson, respectively. Generally, holders of stock units are entitled to receive any distribution made to holders of common stock or an equitable adjustment to the number of stock units based on such distribution.
(4) Represents contributions by the Company to an employee savings plan.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                {INDIVIDUAL GRANTS                                       POTENTIAL REALIZABLE
                            --------------------------                                     VALUE AT ASSUMED
                             NUMBER OF     % OF TOTAL                                      ANNUAL RATES OF
                            SECURITIES      OPTIONS                                    STOCK PRICE APPRECIATION
                            UNDERLYING     GRANTED TO    EXERCISE OR      DATE           FOR OPTION TERM (3)
                              OPTIONS     EMPLOYEES IN   BASE PRICE        OF          ------------------------
NAME                        GRANTED (#)   FISCAL YEAR      ($/SH)      EXPIRATION       5% ($)        10% ($)
----                        -----------   ------------   -----------   ----------      --------      ----------
Robert J. Stanzione.......   160,000(2)       6.81%       $ 8.0000     12/19/2010      $904,022      $2,197,690
John M. Egan..............          --          --              --             --            --              --
Lawrence A. Margolis......    60,000(2)       2.55%       $ 8.0000     12/19/2010      $339,008      $  824,134
Gordon E. Halverson.......    20,000(1)       0.85%       $38.9375     01/31/2010      $487,878      $1,238,144
                              80,000(2)       3.40%       $ 8.0000     12/19/2010      $452,011      $1,098,845
Michael Graziano..........     6,500(1)       0.28%       $38.9375     01/31/2010      $158,561      $  402,397
                              10,000(2)       0.43%       $ 8.0000     12/19/2010      $ 56,501      $  137,356

---------------

(1) One-fourth of the options become exercisable each anniversary of the grant beginning January 31, 2001.
(2) One-fourth of the options become exercisable each anniversary of the grant beginning December 19, 2000.
(3) The potential realizable value is calculated based on the term of the option at its time of grant, which is ten years, assuming the fair market price of the common stock on the date of grant (the average of the high and low on the date of grant) appreciates at the indicated annual rate compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. These numbers are for presentation purposes only and are not predictions of future stock prices.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUE

                                                              NUMBER OF SECURITIES        VALUE OF UNEXERCISED
                           SHARES ACQUIRED                   UNDERLYING UNEXERCISED           IN-THE-MONEY
                             ON EXERCISE        VALUE       OPTIONS AT FY -- END (#)    OPTIONS AT FY -- END ($)
                                 (#)         REALIZED ($)   EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
                           ---------------   ------------   -------------------------   -------------------------
Robert J. Stanzione......           0                  0      560,000/535,000                $0/$0
John M. Egan.............      85,000         $2,964,375      568,833/111,667                $0/$0
Lawrence A. Margolis.....           0                  0      355,833/114,167                $0/$0
Gordon E. Halverson......           0                  0      196,667/108,333                $0/$0
Michael Graziano.........       3,334         $  114,068        1,000/25,166                 $0/$0

---------------

(1) The value of the unexercised options was calculated using the difference between the option exercise price and the fiscal year-end fair market value (the average of the high and the low stock price on December 29, 2000) of $7.81 per share, multiplied by the number of shares underlying the option.

                               PENSION PLAN TABLE

                                               ESTIMATED BENEFIT BASED ON YEARS OF SERVICE
                                     ---------------------------------------------------------------
REMUNERATION                            10         15         20         25         30         35
------------                         --------   --------   --------   --------   --------   --------
$ 250,000..........................  $ 30,595   $ 45,893   $ 61,190   $ 76,488   $ 91,786   $ 91,786
   350,000.........................    43,595     65,393     87,190    108,988    130,786    130,786
   450,000.........................    56,595     84,893    113,190    141,488    169,786    169,786
   550,000.........................    69,595    104,393    139,190    173,988    208,786    208,786
   650,000.........................    82,595    123,893    165,190    206,488    247,786    247,786
   750,000.........................    95,595    143,393    191,190    238,988    286,786    286,786
   850,000.........................   108,595    162,893    217,190    271,488    325,786    325,786
   950,000.........................   121,595    182,393    243,190    303,988    364,786    364,786
 1,050,000.........................   134,595    201,893    269,190    336,488    403,786    403,786
 1,150,000.........................   147,595    221,393    295,190    368,988    442,786    442,786

     The amounts in the table above are annual straight-line annuity amounts (which are not reduced for Social Security benefits) payable upon retirement at age 65 under ANTEC's funded defined benefit pension plan and an unfunded supplementary defined benefit pension plan. The benefits are determined by the average of the five highest consecutive years of salary and bonus during an employee's last ten years of service. Bonus is attributable to the year in which it is paid not the year for which it is accrued. Thus, the covered remuneration for 2000 was the salary for 2000 and the bonus accrued for 1999 in the "Summary Compensation Table." As of December 31, 2000, Messrs. Egan, Stanzione, Margolis and Halverson have approximately 27, 12 (actual service tripled pursuant to employment agreement), 18 and 32 years of service, respectively. Mr. Graziano did not participate in the defined benefit pension plans. In exchange for Mr. Egan's agreement to consult with ANTEC from the termination of his employment until 2007, ANTEC has agreed to provide Mr. Egan a supplemental benefit, which together with the benefits under other pension plans of ANTEC, will provide Mr. Egan a single life annuity of $41,667 a month beginning at age 55. ANTEC has recently adopted changes in its retirement plans to enable Messrs. Stanzione, Margolis and Halverson to elect to freeze their benefits in the funded pension plan as of December 31, 1999 in exchange for better matching contributions in the future by ANTEC under its 401(k) savings plan and supplemental savings plan. They will continue to participate in the unfunded supplementary pension plan that provides benefits based on the remuneration that is in excess of the remuneration, $160,000 in 2000, that the federal tax rules permit to be considered in determining benefits under the funded pension plan.

COMPENSATION OF DIRECTORS

     ANTEC pays its non-employee directors annual retainers of $50,000 of its stock in the form of stock units which convert to common stock on a one-for-one basis at the pre-arranged time selected by each director plus fees of $1,000 for each board meeting attended, $750 for each committee meeting attended and a $2,500 annual retainer for committee chairperson.

     Effective February 1, 1998, Mr. Faust's arrangement with ANTEC was changed from an employment contract to a consulting contract. The new contract provides for quarterly payments of $27,500 for five years and for continuation for a year or more of certain benefits Mr. Faust had received as an employee.

     ANTEC paid for the defense by Mr. Van Wagner of charges by the Securities and Exchange Commission that several members of his family and a neighbor sold stock of ANTEC based on material non-public information of ANTEC obtained from Mr. Van Wagner. In 2000, ANTEC paid approximately $6,300 for this defense. Mr. Van Wagner has consented to the entry of a permanent injunction in connection with the settlement of a civil action by the Securities and Exchange Commission that enjoins him from engaging in conduct in violation of the securities laws.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL

     ANTEC has entered into employment agreements with Messrs. Egan, Stanzione, Margolis and Halverson. The agreements with Messrs. Egan, Stanzione and Margolis obligate the officers to continue to serve ANTEC and for ANTEC to continue to employ the officers until the agreements are terminated by two years prior notice or for cause or good reason as defined in the agreements or, in the case of Messrs. Egan, Stanzione and Margolis, they reach the ages of 55, 65 or 65, respectively. These agreements provide for the vesting of options to purchase shares of common stock and for the continuation of employment benefits (including salaries and bonuses) for the time period otherwise required to terminate the agreements by prior notice in the event that the officers terminate the agreements and their employment for good reason. Good reason includes "Change of Control" which occurs if any person becomes, directly or indirectly, the beneficial owner of securities representing more than 25% of the combined voting power of ANTEC's then outstanding voting securities. Each of these individuals has waived his right to terminate the agreements as a result of ANTEC's proposed acquisition of Nortel Networks' ownership interest in Arris. The agreements also prohibit each officer from working for a competitor until the expiration of the above time periods.

     The agreements provide for minimum salaries equal to current salaries, and for ANTEC to determine annual bonus opportunities targeted at 75% of salary for Messrs. Egan and Stanzione and 60% of salary for Mr. Margolis.

     In addition, Mr. Stanzione's contract provides for the following salary increases and benefits:

     - for his salary to be increased to $500,000 on January 1, 2000 and at least to the extent of inflation thereafter,

     - for him to be granted options to purchase between 100,000 and 160,000 shares of common stock each year beginning in 2001, and

     - a grant of 24,077 stock units in 2000 that convert on a one-for-one basis to shares of common stock on June 30, 2004, or the earlier termination of his employment, if prior to June 30, 2001 Mr. Stanzione has not terminated his employment without good reason (4,815 of these units will be forfeited if he so terminates his employment prior to June 30, 2004).

     Mr. Margolis' contract provides for the payment of a relocation assistance advance to him of $180,000, the repayment of which is to be forgiven in four annual installments beginning April 30, 2000 as long as he has not terminated his employment without good reason.

     Mr. Egan and ANTEC agreed that upon termination of his employment with ANTEC he would serve ANTEC as a consultant for up to 20 days a year until May 31, 2007. As consideration for this agreement, ANTEC has agreed to provide Mr. Egan a supplemental retirement benefit, which together with the benefits under other pension plans of ANTEC, will provide Mr. Egan a single life annuity of $41,667 a month beginning at age 55. ANTEC has also agreed to provide medical coverage to Mr. Egan and his wife until they are eligible for Medicare and to provide a $3,000,000 death benefit to Mrs. Egan if Mr. Egan dies before the age 55.

     Mr. Halverson's contract provides for his continued employment at a salary no lower than his current salary and an annual bonus opportunity targeted at 50% of his salary. Mr. Halverson may terminate the contract at any time on 90 days notice and by ANTEC at any time. If the termination by ANTEC is without cause as defined in the contract, ANTEC must continue to pay Mr. Halverson an amount equal to his salary and bonus at target for a year and must vest all his stock options and stock units. In the event of a change of control, which is defined to include any person, other than AT&T, becoming the beneficial owner of 30% of ANTEC's common stock, Mr. Halverson may resign with severance benefits any time during the one-year period following the change of control, if he is adversely affected by a change in responsibility, location or benefits. The severance benefits are substantially equal to that payable in the event of his discharge without cause. The contract restricts Mr. Halverson from competing with ANTEC for four months following the termination of his employment and prohibits the solicitation of employees for a period of two years.

     Mr. Graziano's hiring arrangements include termination benefits of one year's compensation, benefit continuation and vesting of all unvested options in the event there is a change of control of the Company or termination without cause.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding ownership of the Company's common stock is set forth below.

     The following table contains information about the beneficial ownership of ANTEC's common stock by the persons listed based on their ownership of ANTEC common stock as of February 28, 2001. Unless otherwise indicated, to our knowledge, each person listed below has sole voting and investment power over his or her shares of common stock, unless each person shares ownership with his spouse.

     The following table also contains information about the beneficial ownership of ANTEC common stock of:

     - Each person known to us to own beneficially more than 5% of the outstanding shares of ANTEC common stock, based upon such person's most recently filed Schedule 13D or 13G;

     - The chief executive officer and four other most highly compensated executive officers of ANTEC;

     - Each director of ANTEC; and

     - All directors and executive officers of ANTEC as a group.

                                                                     ANTEC
                                                              BENEFICIAL OWNERSHIP
                                                              --------------------
                                                               COMMON
NAME OF BENEFICIAL OWNER                                        STOCK      PERCENT
------------------------                                      ---------    -------
Liberty Media Corporation, a subsidiary of AT&T
Corp. -- Liberty Media,
an Independent profit center of AT&T Corp.(1)...............  7,681,341     20.2%
  Terrace Tower II
  5619 DTC Parkway
  Englewood, Colorado 80111
John Hancock Financial Services, Inc.(2)....................  3,109,420      8.2%
  John Hancock Place
  P.O. Box 111
  Boston, Massachusetts 02117
Mellon Financial Corporation(3).............................  2,470,097      6.5%
  One Mellon Center
  Pittsburgh, Pennsylvania 15258
The Boston Company(3).......................................  2,031,587      5.3%
  c/o Mellon Financial Corporation
  One Mellon Center
  Pittsburgh, Pennsylvania 15258
Merrill Lynch & Co., Inc.(4)................................  2,255,624      5.9%
  World Financial Center, North Tower
  250 Vesey Street
  New York, New York 10381
Lazard Freres & Co., LLC(5).................................  2,168,910      5.7%
  30 Rockefeller Plaza
  New York, New York 10020
John (Ian) Anderson Craig(6)................................      5,000         *
Rod F. Dammeyer(6)..........................................      9,100         *
John M. Egan(7)(11).........................................    684,777      1.8%
James L. Faust(8)...........................................     62,949         *
Michael Graziano(9).........................................      6,068         *
Gordon E. Halverson(10)(11)(12).............................    217,458         *
William H. Lambert (6)(13)..................................     30,050         *
Lawrence A. Margolis(10)(11)(14)............................    419,597      1.1%
John R. Petty(6)(15)........................................     16,600         *
Larry Romrell(6)(16)........................................     17,400         *
William T. Schleyer(6)......................................      5,000         *
Samuel K. Skinner(6)(17)....................................     14,100         *
Robert J. Stanzione(10)(11)(18).............................    761,066      2.0%

                                                                     ANTEC
                                                              BENEFICIAL OWNERSHIP
                                                              --------------------
                                                               COMMON
NAME OF BENEFICIAL OWNER                                        STOCK      PERCENT
------------------------                                      ---------    -------
Bruce Van Wagner(6)(19).....................................     96,600         *
All directors, nominees and executive officers as a group,
  including the
  above-named persons (16 persons)(19)......................  2,426,265      6.4%

---------------

   * Less than 1%.
 (1) According to a Schedule 13D, filed March 30, 1999. Includes 854,341 shares issuable upon exercise of stock options, which are freely exercisable.
 (2) According to a Schedule 13G, filed February 12, 2001. All of the shares are held by its indirect wholly-owned subsidiary, John Hancock Advisers, Inc.
 (3) According to a Schedule 13G, filed January 19, 2001.
 (4) According to a Schedule 13G, filed February 5, 2001.
 (5) According to a Schedule 13G, filed February 13, 2001.
 (6) Includes 37,950 stock units awarded to directors that convert on a one-for-one basis into shares of ANTEC common stock at a time predetermined at the time of issuance.
 (7) Includes 630,500 shares that may be acquired within 60 days after February 28, 2001.
 (8) Includes 50,000 shares that may be acquired within 60 days after February 28, 2001.
 (9) Includes 5,958 shares that may be acquired within 60 days after February 28, 2001.
(10) Includes stock units that convert on a one for one basis into shares of ANTEC common stock at the time predetermined at issuance for Messrs. Halverson (640 stock units), Margolis (5,700 stock units) and Stanzione (6,000 stock units). Twenty percent of these units will be forfeited if the holder leaves ANTEC without good reason before December 31, 2002. Also includes 24,077 stock units for Mr. Stanzione. These units will be forfeited if Mr. Stanzione leaves ANTEC without good reason prior to June 30, 2001 and 20% of these units will be forfeited if he so leaves ANTEC prior to June 30, 2004.
(11) Includes restricted common stock granted on February 21, 2001, for Messrs. Stanzione, Egan, Margolis and Halverson. The restricted common stock vests in thirds beginning on the date of grant and then on each anniversary of the date of grant.
(12) Includes 210,000 shares that may be acquired within 60 days after February 28, 2001.
(13) Includes 20,000 shares that may be acquired within 60 days after February 28, 2001.
(14) Includes 385,000 shares that may be acquired within 60 days after February 28, 2001.
(15) Includes 7,500 shares that may be acquired within 60 days after February 28, 2001.
(16) Includes 16,200 shares that may be acquired within 60 days after February 28, 2001.
(17) Includes 5,000 shares that may be acquired within 60 days after February 28, 2001.
(18) Includes 685,000 shares that may be acquired within 60 days after February 28, 2001.
(19) Includes 35,000 shares that may be acquired within 60 days after February 28, 2001.
(20) Includes 2,112,658 shares that may be acquired within 60 days after February 28, 2001.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding relationships and related transactions with ANTEC is set forth below.

RELATIONSHIPS AND RELATED TRANSACTIONS

     For a description of transactions between ANTEC and Messrs. Faust and Van Wagner, directors of ANTEC, see "Executive Compensation -- Compensation of Directors" above.

     ANTEC loaned $100,000 to Mr. Egan, its Chairman, in 1980 and an additional $50,000 to him in 1983. Although these loans are interest-free and have no stated maturity date, Mr. Egan is currently making monthly payments to ANTEC to reduce the outstanding balance on these loans. As of December 31, 2000, the balance due on the loans was $103,900.

     As of December 31, 2000, Liberty Media Corporation, which is part of the Liberty Media Group of AT&T whose financial performance is "tracked" by a separate class of AT&T stock, effectively controlled approximately 20% of the outstanding ANTEC common stock on a fully diluted basis. The effective ownership includes options to acquire an additional 854,341 shares. A significant portion of the Company's revenue is derived from sales to AT&T (including MediaOne Communications, which was acquired by AT&T during 2000) aggregating $431.5 million, $355.0 million and $142.7 million for the years ended December 31, 2000, 1999 and 1998, respectively. Giving effect to AT&T's acquisition of MediaOne Communications, sales to the combined entity aggregated $391.1 million for 1999 and $149.9 million for 1998.

     During the year ended December 31, 2000, ANTEC purchased $930,000 of convertible promissory notes from Evolve Products, Inc., a developer and marketer of two-way, interactive remote control devices. James L. Faust, the Chief Executive Officer and a director of Evolve Products, is a member of ANTEC's board of directors. In 2000, ANTEC also received stock warrants exercisable for shares of Evolve Products in exchange for performing engineering services for Evolve Products. The value of the engineering services performed by ANTEC during 2000 was approximately $202,000.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (A) EXHIBITS.

     The exhibits listed below in Item 14(a)1, 2 and 3 are filed as part of this document. Each management contract or compensatory plan required to be filed as an exhibit is identified by an asterisk (*).

     (B) REPORTS ON FORM 8-K.

     On October 25, 2000 ANTEC filed a report on Form 8-K relating to Item 5, Other Events, to describe the Company's agreement with Nortel Networks, Inc. to a transaction in which ANTEC will acquire Nortel's ownership interest in Arris Interactive L.L.C., the joint venture between the two companies.

ITEM 14(A) 1 & 2. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS

     The following Consolidated Financial Statements of ANTEC Corporation and Report of Independent Auditors are filed as part of this Report.

                                                              PAGE
                                                              ----
Report of Ernst & Young LLP, Independent Auditors...........   33
Consolidated Balance Sheets at December 31, 2000 and 1999...   34
Consolidated Statements of Operations for the years ended
  December 31, 2000, 1999 and 1998..........................   35
Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 1999 and 1998..........................   36
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 2000, 1999 and 1998..............   37
Notes to the Consolidated Financial Statements..............   38

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

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                               ANTEC CORPORATION

                                                   BALANCE AT        CHARGE TO                 BALANCE AT
                 DESCRIPTION                   BEGINNING OF PERIOD   EXPENSES    DEDUCTIONS   END OF PERIOD
                 -----------                   -------------------   ---------   ----------   -------------
                                                                      (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 2000
  Reserves and allowances deducted from asset
     accounts:
     Allowance for uncollectible accounts....        $ 7,505          $ 1,117     $  1,936(1)    $ 6,686
     Reserve for obsolescence and excess
       inventory(2)..........................        $26,541          $ 5,485     $  1,866       $30,160
YEAR ENDED DECEMBER 31, 1999
  Reserves and allowances deducted from asset
     accounts:
     Allowance for uncollectible accounts....        $ 4,609          $ 5,859     $  2,963(1)    $ 7,505
     Reserve for obsolescence and excess
       inventory(2)..........................        $17,026          $10,230     $    715       $26,541
YEAR ENDED DECEMBER 31, 1998
  Reserves and allowances deducted from asset
     accounts:
     Allowance for uncollectible accounts....        $ 4,289          $ 1,971     $  1,651(1)    $ 4,609
     Reserve for obsolescence and excess
       inventory(2)..........................        $12,973          $ 4,053     $      0       $17,026

---------------

(1) Uncollectible accounts written off, net of recoveries
(2) The reserve for obsolescence and excess inventory is included in inventories

ITEM 14(A)3.  EXHIBIT LIST

     Each management contract or compensation plan required to be filed as an exhibit is identified by an asterisk(*).

                                                                        INCORPORATED BY REFERENCE
 EXHIBIT                                                                FROM ANTEC'S SEC FILINGS
 NUMBER                         DESCRIPTION OF EXHIBIT                 UNLESS OTHERWISE INDICATED:
 -------                        ----------------------                 ---------------------------
 2.1        --   Agreement and Plan of Reorganization dated as of
                 October 18, 2000....................................  October 25, 2000, Form 8-K,
                                                                       Exhibit 2.1.
 3.1(a)     --   Restated Certificate of Incorporation...............  Form S-1, Registration #
                                                                       33-65488, Exhibit 3.1(a).
 3.1(b)     --   Amendment of June 16, 1999 to Restated Certificate
                 of Incorporation....................................  June 30, 1999, Form 10-Q,
                                                                       Exhibit 3.1(b).
 3.1(c)     --   Amendment of May 8, 2000 to Restated Certificate of
                 Incorporation.......................................  June 30, 2000, Form 10-Q,
                                                                       Exhibit 3.1(c).
 3.2        --   By-laws.............................................  Form S-1, Registration #
                                                                       33-65488, Exhibit 3.2.
 4.1        --   Form of Certificate for Common Stock................  Form S-1, Registration #
                                                                       33-65488, Exhibit 4.1.
 4.2        --   4 1/2% Convertible Subordinated Notes due 2003 dated
                 May 5, 1998.........................................  March 31, 1998, Form 10-Q,
                                                                       Exhibit 10.28.
10.1(a)     --   Credit Agreement....................................  Form S-3, Registration #
                                                                       333-58437, Exhibit 10.1.
10.1(b)     --   Amendment to Credit and Guarantee Agreement, dated
                 April 28, 1999......................................  March 31, 1999, Form 10-Q,
                                                                       Exhibit 10.4.
10.2(a)     --   Amended and Restated Limited Liability Company
                 Agreement of Arris Interactive, L.L.C., dated March
                 31, 1999............................................  March 31, 1999, Form 10-Q,
                                                                       Exhibit 10.1.
10.2(b)     --   Earnout Share Agreement between Nortel Networks,
                 L.L.C. and ANTEC Corporation, dated March 31,
                 1999................................................  March 31, 1999, Form 10-Q,
                                                                       Exhibit 10.2.
10.2(c)     --   Products Distribution Agreement between Products
                 Venture L.L.C. and ANTEC Corporation................  December 31, 1995, Form
                                                                       10-K, Exhibit 10.20.
10.2(d)     --   Amendment to Products Distribution Agreement between
                 Arris Interactive, L.L.C. and ANTEC Corporation,
                 dated March 31, 1999................................  March 31, 1999, Form 10-Q,
                                                                       Exhibit 10.3.
10.3        --   Evolve Products, Inc. Agreement.....................  December 31, 1998, Form
                                                                       10-K, Exhibit 10.30.

                                                                        INCORPORATED BY REFERENCE
 EXHIBIT                                                                FROM ANTEC'S SEC FILINGS
 NUMBER                         DESCRIPTION OF EXHIBIT                 UNLESS OTHERWISE INDICATED:
 -------                        ----------------------                 ---------------------------
10.4(a)*    --   Amended and Restated Employee Stock Incentive
                 Plan................................................  Form S-1, Registration #
                                                                       33-65488, Exhibit 10.1(a).
10.4(b)*    --   Form of Stock Option Grant..........................  Form S-1, Registration #
                                                                       33-65488, Exhibit 10.1(b).
10.4(c)*    --   Amendment Increasing Number of Shares Covered by
                 Amended and Restated Employee Stock Incentive
                 Plan................................................  Form S-8, Registration #
                                                                       33-12131, Exhibit 4.
10.4(d)*    --   Amended Form of Stock Option Grant..................  December 31, 1996, Form
                                                                       10-K, Exhibit 10.1(d).
10.4(e)*    --   Amended Form of Stock Option........................  December 31, 1997, Form
                                                                       10-K, Exhibit 10.1(e).
10.4(f)*    --   Form of Stock Option Grant..........................  Filed herewith.
10.5*       --   1997 Stock Incentive Plan...........................  Schedule 14A, Filed
                                                                       3/28/97.
10.6*       --   Form of agreement for receipt of stock units in lieu
                 of cash bonus.......................................  December 31, 1999, Form
                                                                       10-K, Exhibit 10.6.
10.7*       --   Form of Director Stock Option Plan..................  Form S-1, Registration #
                                                                       33-65488, Exhibit 10.3.
10.8*       --   Form of Supplemental Retirement Benefits Plan.......  Form S-1, Registration #
                                                                       33-65488, Exhibit 10.4.
10.9*       --   Form of Supplemental Savings Plan...................  December 31, 1999, Form
                                                                       10-K, Exhibit 10.9.
10.10(a)*   --   Amended and Restated Employment Agreement, dated
                 April 29, with Robert J. Stanzione..................  June 30, 1999, Form 10-Q,
                                                                       1999, Exhibit 10.32.
10.10(b)*   --   Agreement with Robert J. Stanzione for the
                 conversion of special 2001 bonus to stock units.....  December 31, 1999, Form
                                                                       10-K, Exhibit 10.10(b).
10.11(a)*   --   Amended and Restated Employment Agreement dated
                 April 29, 1999, with John M. Egan...................  June 30, 1999, Form 10-Q,
                                                                       Exhibit 10.31(a).
10.11(b)*   --   Consulting Agreement, dated April 27, 1999 with John
                 M. Egan.............................................  June 30, 1999, Form 10-Q,
                                                                       Exhibit 10.31(b).
10.11(c)*   --   Supplemental Executive Retirement Plan for John M.
                 Egan................................................  June 30, 1999, Form 10-Q,
                                                                       Exhibit 10.31(c).
10.12*      --   Amended and Restated Employment Agreement, dated
                 April 29, 1999, with Lawrence A. Margolis...........  June 30, 1999, Form 10-Q,
                                                                       Exhibit 10.33.
10.13*      --   Form of Employment Agreement with Gordon E.
                 Halverson...........................................  Filed herewith.
10.14*      --   Employment Agreement with Michael Graziano..........  Filed herewith.

                                                                        INCORPORATED BY REFERENCE
 EXHIBIT                                                                FROM ANTEC'S SEC FILINGS
 NUMBER                         DESCRIPTION OF EXHIBIT                 UNLESS OTHERWISE INDICATED:
 -------                        ----------------------                 ---------------------------
10.15*      --   Retainer Agreement with James E. Knox...............  December 31, 1996, Form
                                                                       10-K, Exhibit 10.17.
10.16*      --   Consulting Agreement dated February 1, 1998 for
                 James L. Faust......................................  December 31, 1998, Form
                                                                       10-K, Exhibit 10.14.
10.17*      --   Stock Option Agreement with William H. Lambert dated
                 March 14, 1994......................................  April 30, 1994, TSX
                                                                       Corporation Form 10-K,
                                                                       Exhibit 10(A)(1)(3).
10.18*      --   2000 Stock Incentive Plan...........................  March 31, 2000, Form 10-Q,
                                                                       Exhibit 10.18.
10.19*      --   Management Incentive Plan...........................  March 31, 2000, Form 10-Q,
                                                                       Exhibit 10.19.
21          --   Subsidiaries of the Registrant......................  Form S-1, Registration #
                                                                       33-65488, Exhibit 3.1(a).
23          --   Consent of Ernst & Young LLP........................  Filed herewith.
24          --   Powers of Attorney..................................  Filed herewith.

---------------

** The schedules and exhibits described in the Agreement and Plan of Reorganization will be furnished to the Commission upon request.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ANTEC CORPORATION

                                          By:   /s/ LAWRENCE A. MARGOLIS
                                            ------------------------------------
                                                    Lawrence A. Margolis
                                              Executive Vice President, Chief
                                                      Financial Officer

Dated: March 7, 2001

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
                  /s/ JOHN M. EGAN                     Chairman and Director             March 7, 2001
-----------------------------------------------------
                    John M. Egan

               /s/ ROBERT J. STANZIONE                 President, Chief Executive        March 7, 2001
-----------------------------------------------------    Officer and Director
                 Robert J. Stanzione

              /s/ LAWRENCE A. MARGOLIS                 Executive Vice President, Chief   March 7, 2001
-----------------------------------------------------    Financial Officer
                Lawrence A. Margolis

                /s/ MICHAEL GRAZIANO                   Treasurer                         March 7, 2001
-----------------------------------------------------
                  Michael Graziano

            /s/ JOHN IAN ANDERSON CRAIG*               Director                          March 7, 2001
-----------------------------------------------------
               John Ian Anderson Craig

                /s/ ROD F. DAMMEYER*                   Director                          March 7, 2001
-----------------------------------------------------
                   Rod F. Dammeyer

                 /s/ JAMES L. FAUST*                   Director                          March 7, 2001
-----------------------------------------------------
                   James L. Faust

               /s/ WILLIAM H. LAMBERT*                 Director                          March 7, 2001
-----------------------------------------------------
                 William H. Lambert

                 /s/ JOHN R. PETTY*                    Director                          March 7, 2001
-----------------------------------------------------
                    John R. Petty

                 /s/ LARRY ROMRELL*                    Director                          March 7, 2001
-----------------------------------------------------
                    Larry Romrell

              /s/ WILLIAM T. SCHLEYER*                 Director                          March 7, 2001
-----------------------------------------------------
                 William T. Schleyer

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

               /s/ SAMUEL K. SKINNER*                  Director                          March 7, 2001
-----------------------------------------------------
                  Samuel K. Skinner

                /s/ BRUCE VAN WAGNER*                  Director                          March 7, 2001
-----------------------------------------------------
                  Bruce Van Wagner

            *By: /s/ LAWRENCE A. MARGOLIS
  -------------------------------------------------
                Lawrence A. Margolis
   (as attorney in fact for each person indicated)