Form 10-Q
period 2001-03-31
ANTEC CORP
filed 2001-05-15
CIK 908610

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ---------------------------

                                   FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2001


                                       of

                               ANTEC CORPORATION


                             A Delaware Corporation
                   IRS Employer Identification No. 36-3892082
                           SEC File Number 000-22336

                            11450 TECHNOLOGY CIRCLE
                                DULUTH, GA 30097
                                 (678) 473-2000


         ANTEC (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

         As of April 30, 2001, 38,167,314 shares of the registrant's Common Stock, $0.01 par value, were outstanding.

===============================================================================

                               ANTEC CORPORATION
                                   FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2001

                                     INDEX


                                                                                          Page
Part I.  Financial Information

   Item 1.    Financial Statements

              a)  Consolidated Balance Sheets
                    as of March 31, 2001 and December 31, 2000                              3

              b)  Consolidated Statements of Operations
                   for the Three Months Ended March 31, 2001 and 2000                       4

              c)  Consolidated Statements of Cash Flows
                   for the Three Months Ended March 31, 2001 and 2000                       5

              d)  Notes to the Consolidated Financial Statements                            6 - 12

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                           13 - 22

   Item 3.    Quantitative and Qualitative Disclosures on Market Risk                       23

Part II. Other Information

   Item 6.    Exhibits and Reports on Form 8-K                                              24

Signatures                                                                                  25

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                               ANTEC CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                      MARCH 31,           DECEMBER 31,
                                                                        2001                  2000
                                                                      ---------           ------------
                                                                      (UNAUDITED)
                           ASSETS
Current assets:
     Cash and cash equivalents                                        $   9,064             $   8,788
     Accounts receivable (net of allowance for doubtful
          accounts of $7,399 in 2001 and $6,686 in 2000)                111,410               138,537
     Accounts receivable from AT&T                                       43,044                21,662
     Inventories                                                        277,264               263,683
     Income taxes recoverable                                            20,725                17,895
     Deferred income taxes                                               19,083                18,928
     Investments held for resale                                          1,202                 1,561
     Other current assets                                                24,552                19,098
                                                                      ---------             ---------
          Total current assets                                          506,344               490,152

Property, plant and equipment (net of accumulated
     depreciation of $58,968 in 2001 and
     $55,443 in 2000)                                                    52,535                53,353
Goodwill (net of accumulated amortization of $52,788
     in 2001 and $51,559 in 2000)                                       143,690               144,919
Investments                                                             105,835               105,835
Deferred income taxes                                                     5,292                 5,292
Other assets                                                             23,469                24,213
                                                                      ---------             ---------
                                                                      $ 837,165             $ 823,764
                                                                      =========             =========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                 $ 166,702             $ 138,774
     Accrued compensation, benefits and related taxes                    16,245                17,350
     Other accrued liabilities                                           27,878                28,107
                                                                      ---------             ---------
          Total current liabilities                                     210,825               184,231

Long-term debt                                                          194,000               204,000
Deferred income taxes                                                    36,912                36,912
                                                                      ---------             ---------
     Total Liabilities                                                  441,737               425,143

Stockholders' equity:
     Preferred stock, par value $1.00 per share,
          5 million shares authorized, none issued
          and outstanding                                                    --                    --
     Common stock, par value $0.01 per share, 150 million
          shares authorized; 38.2 million and 38.1 million
          shares issued and outstanding in 2001 and
          2000, respectively                                                384                   383
     Capital in excess of par value                                     267,737               266,216
     Retained earnings                                                  129,788               134,288
     Unrealized holding loss on marketable securities                    (1,668)               (1,668)
     Unearned compensation                                                 (802)                 (678)
     Cumulative translation adjustments                                     (11)                   80
                                                                      ---------             ---------
          Total stockholders' equity                                    395,428               398,621
                                                                      ---------             ---------
                                                                      $ 837,165             $ 823,764
                                                                      =========             =========

        See accompanying notes to the consolidated financial statements

                               ANTEC CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (in thousands, except per share data)


                                                                         Three Months Ended
                                                                               March 31,
                                                                    --------------------------------
                                                                      2001                   2000
                                                                    ---------               --------

Net sales                                                           $ 212,788               $256,571
Cost of sales                                                         180,697                205,291
                                                                    ---------               --------
      Gross profit                                                     32,091                 51,280
Operating expenses:
      Selling, general, administrative and development                 35,205                 30,731
      Amortization of goodwill                                          1,229                  1,229
                                                                    ---------               --------
                                                                       36,434                 31,960
                                                                    ---------               --------
Operating (loss) income                                                (4,343)                19,320

Interest expense                                                        2,746                  2,598
Other expense, net                                                        254                    273
Loss on marketable securities                                             359                     --
                                                                    ---------               --------
(Loss) income before income taxes                                      (7,702)                16,449
Income tax (benefit) expense                                           (3,202)                 6,423
                                                                    ---------               --------
Net (loss) income                                                   $  (4,500)              $ 10,026
                                                                    =========               ========

Net (loss) income per common share:
        Basic                                                       $   (0.12)              $   0.27
                                                                    =========               ========
        Diluted                                                     $   (0.12)              $   0.25
                                                                    =========               ========
Weighted average common shares:
      Basic                                                            38,252                 37,691
                                                                    =========               ========
      Diluted                                                          38,252                 44,513
                                                                    =========               ========


       See accompanying notes to the consolidated financial statements.

                               ANTEC CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (in thousands)


                                                                            Three Months Ended
                                                                                 March 31,
                                                                       -------------------------------
                                                                         2001                   2000
                                                                       --------               --------
Operating activities:
     Net (loss) income                                                 $ (4,500)              $ 10,026
     Adjustments to reconcile net income to net cash
        Provided by (used in) operating activities:
           Depreciation and amortization                                  5,138                  4,803
           Provision for doubtful accounts                                1,234                    499
           Deferred income taxes                                           (155)                  (230)
           Loss on marketable securities                                    359                     --
           Amortization of unearned compensation                            449                    219
           Changes in operating assets and liabilities:
              Decrease in accounts receivable                             4,511                  5,023
              (Increase) in inventories                                 (13,581)                (3,165)
              Increase (decrease) in accounts payable and                23,993                (13,661)
                 accrued liabilities
              (Increase) in other, net                                   (5,029)                (5,839)
                                                                       --------               --------
Net cash provided by (used in) operating activities                      12,419                 (2,325)

Investing activities:
     Purchases of property, plant and equipment                          (2,797)                (4,258)
                                                                       --------               --------
Net cash (used in) investing activities                                  (2,797)                (4,258)

Financing activities:
     Borrowings under credit facilities                                  44,500                 87,500
     Reductions in borrowings under credit facilities                   (54,500)               (79,500)
     Deferred financing costs paid                                         (295)                  (289)
     Proceeds from issuance of common stock                                 949                  2,233
                                                                       --------               --------
Net cash (used in) provided by financing activities                      (9,346)                 9,944
                                                                       --------               --------

Net increase in cash and cash equivalents                                   276                  3,361
Cash and cash equivalents at beginning of period                          8,788                  2,971
                                                                       --------               --------
Cash and cash equivalents at end of period                             $  9,064               $  6,332
                                                                       ========               ========
Supplemental cash flow information:
     Interest paid during the period                                   $  1,231               $  1,235
                                                                       ========               ========
     Income taxes paid during the period                               $     37               $    442
                                                                       ========               ========


       See accompanying notes to the consolidated financial statements.

                               ANTEC CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

         ANTEC Corporation (together with its consolidated subsidiaries, except as the context otherwise indicates, "ANTEC" or the "Company") is an international communications technology company, headquartered in Duluth, Georgia. ANTEC specializes in the design and engineering of hybrid fiber-coax ("HFC") architectures and the development and distribution of products for broadband networks. The Company provides its customers with products and services that enable reliable, high-speed, two-way broadband transmission of video, telephony, and data.

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

         The consolidated financial statements furnished herein reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the consolidated financial statements for the periods shown. Additionally, certain prior year amounts have been reclassified to conform to the 2001 financial statement presentation. Interim results of operations are not necessarily indicative of results to be expected from a twelve-month period. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the Company's year ended December 31, 2000.

NOTE 2.  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In 2000, the Emerging Issues Task Force reached a consensus on EITF No. 00-10, Accounting for Shipping and Handling Fees and Costs ("EITF 00-10") that states all amounts billed to a customer in a sale transaction related to shipping and handling represent revenues earned for the goods provided and should be classified as revenue. Historically, ANTEC has not included amounts billed to customers for shipping and handling as revenues. These amounts were not previously recorded as revenue and the related costs as cost of sales because they were netted as pass-through expenses, reimbursed in total by the Company's customers. For the quarters ended March 31, 2001 and 2000, shipping and handling costs, in aggregate, were approximately $1.8 million and $6.2 million, respectively, and are appropriately reflected in net sales and cost of sales.

         In June 1998, the Financial Accounting Standards Board issued FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. FASB Statement No. 133 was originally effective for fiscal years beginning June 15, 1999. However, on May 19, 1999, the FASB voted to delay the effective date for one year, to fiscal years beginning after June 15, 2000 by issuing FASB Statement No. 137. The Statement will require the Company to disclose certain information regarding derivative financial instruments. The Company has adopted FASB Statement No. 133 as of December 31, 2000 and other than additional disclosure requirements, the effects were immaterial to the Company's financial statements.

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

         During the second quarter of 2000, ANTEC further evaluated its powering and RF products and recorded an additional pre-tax charge of $3.5 million to cost of goods sold, bringing the total reorganization related charge to $19.5 million. In addition to the charges totaling $19.5 million, ANTEC anticipated that approximately $1.6 million of relocation and fixed asset depreciation expenses would be incurred in connection with the New Jersey facility closure, of which approximately $1.0 million has been recognized as of March 31, 2001. It is anticipated that no additional costs will be incurred against this original estimate of $1.6 million. As of March 31, 2001, of the $19.5 million pre-tax charge, approximately $0.6 million related to personnel costs, $1.1 million related to RF product warranties and approximately $0.7 million related to lease termination and other facility shutdown expenses remain to be paid. The majority of the personnel costs remaining were expended in May 2001 and the Company anticipates that the remaining lease termination and facility shutdown charges will be fully recognized during the second quarter of 2001. ANTEC undertook all of these actions to structure itself into a more efficient organization and to further integrate ANTEC's speed-to-market philosophy. ANTEC realigned its manufacturing operations located in New Jersey in order to accelerate the production transition from in-house design and tooling functions into the manufacturing process. With the exception of saving approximately $1.5 million in lease obligation and selling, general, administrative and development costs, ANTEC has shifted the remaining costs related to the New Jersey facility to Georgia and the Southwest.

         During the first quarter of 2000, ANTEC expended approximately $0.6 million in connection with its 1998 plan to consolidate certain facilities and move its headquarters to Georgia. This amount represented the remaining balance of accrued costs related to the obligations resulting from this restructuring.

                               ANTEC CORPORATION

                                  (UNAUDITED)

NOTE 4.  INVENTORIES

         Inventories are stated at the lower of average, approximating first-in, first-out, cost or market. The components of inventory are as follows (in thousands):


                                                          March 31,              December 31,
                                                            2001                    2000
                                                         -----------             ------------
                                                         (Unaudited)
Raw material                                              $ 65,473                $ 62,458
Work in process                                              8,622                   9,119
Finished goods                                             203,169                 192,106
                                                          --------                --------
     Total inventories                                    $277,264                $263,683
                                                          ========                ========


NOTE 5.  PROPERTY, PLANT AND EQUIPMENT, NET

         Property, plant and equipment, at cost, consists of the following (in thousands):


                                                          March 31,              December 31,
                                                            2001                    2000
                                                         -----------             ------------
                                                         (Unaudited)

Land                                                       $   2,549               $   2,549
Building and leasehold improvements                           16,063                  15,394
Machinery and equipment                                       92,891                  90,853
                                                           ---------               ---------
                                                             111,503                 108,796
Less: Accumulated depreciation                               (58,968)                (55,443)
                                                           ---------               ---------
     Total property, plant and equipment, net              $  52,535               $  53,353
                                                           =========               =========


NOTE 6.  LONG TERM DEBT

         Long term debt consists of the following (in thousands):


                                                          March 31,              December 31,
                                                            2001                     2000
                                                         -----------             ------------
                                                         (Unaudited)
Revolving Credit Facility                                  $ 79,000                $ 89,000
4.5% Convertible Subordinated Notes                         115,000                 115,000
                                                           --------                --------
     Total long term debt                                  $194,000                $204,000
                                                           ========                ========


         In 1998, the Company issued $115.0 million of 4.5% Convertible Subordinated Notes ("Notes") due May 15, 2003. The Notes are convertible, at the option of the holder, at any time prior to the close of business on the stated maturity date, into the Company's common stock ("Common Stock") at a conversion price of $24.00 per share. The Notes are redeemable, in whole or in part, at the Company's option, at any time on or after May 15, 2001. If the Notes are redeemed during the twelve-month period commencing May 15, 2001, ANTEC will pay a premium of 1.8% of the principal amount or approximately $2.1 million.

         In April 1999, the Company amended its secured four-year credit facility ("Credit Facility") to increase the existing line from $85.0 million to $120.0 million. The Credit Facility was also amended to increase the assets eligible for borrowings to be advanced against. None of the other significant terms, including pricing, were changed with the amendment. The average annual interest rate on borrowings was approximately 6.21% at March 31, 2001. The commitment fee on unused borrowings is approximately 0.2%. The Credit Facility contains various restrictions and covenants, including limits on payments to

                               ANTEC CORPORATION

                                  (UNAUDITED)

stockholders, interest coverage, and net worth tests. As of March 31, 2001, ANTEC is in technical default of the fixed charge coverage ratio covenant of its Credit Agreement dated May 21, 1998 as amended and restated as of April 28, 1999. The Company has obtained a waiver from its banks related to this non-compliance for the period ended March 31, 2001.

         As of March 31, 2001, the Company had approximately $41.0 million of available borrowings under the Credit Facility.

         Currently, ANTEC has obtained a commitment for a new credit facility that will replace the Company's current $120.0 million credit facility. The new credit is needed because of ANTEC's proposed acquisition of Nortel Network's ownership interest in Arris Interactive L.L.C. and the need to sufficiently fund the working capital needs of the combined entity at the close of the proposed transaction. It is anticipated that this transaction will close at the end of the second quarter of 2001. If this transaction is delayed significantly beyond the end of the second quarter, the Company believes that a similar waiver, as previously discussed, would be required for the period ended June 30, 2001. (See
Note 11 of the Notes to the Consolidated Financial Statements.)

NOTE 7. COMPREHENSIVE (LOSS) INCOME

         Total comprehensive (loss) income for the three-month periods ended March 31, 2001 and 2000 was $(4.9) million and $10.0 million, respectively. Comprehensive income decreased approximately $370 thousand during the first quarter of 2001 and decreased approximately $70 thousand during the first quarter of 2000.

NOTE 8.  SALES INFORMATION

         As of March 31, 2001, Liberty Media Corporation, which is part of the Liberty Media Group of AT&T whose financial performance is "tracked" by a separate class of AT&T stock, effectively controlled approximately 20% of the outstanding ANTEC common stock on a fully diluted basis. The effective ownership includes options to acquire an additional 854,341 shares. A significant portion of the Company's revenue is derived from sales to AT&T (including MediaOne Communications, which was acquired by AT&T during 2000) aggregating $90.9 million and $119.7 million for the quarters ended March 31, 2001 and 2000, respectively.

         The Company sells its products primarily in the United States with its international revenue being generated from Asia Pacific, Europe, Latin America and Canada. The Asia Pacific market includes Australia, China, Hong Kong, India, Indonesia, Japan, Korea, Malaysia, New Zealand, Philippines, Sampan, Singapore, Taiwan, and Thailand. The European market includes France, Ireland, Italy, Portugal, Spain and the United Kingdom. International sales for the quarters ended March 31, 2001 and 2000 are as follows (in thousands):


                                                       Three Months Ended March 31,
                                                     --------------------------------
                                                         2001                2000
                                                     -----------          -----------
         INTERNATIONAL REGION                        (Unaudited)          (Unaudited)
Asia Pacific ............................              $ 3,640              $ 4,267
Europe ..................................                1,828                7,187
Latin America ...........................                4,241                4,354
Canada ..................................                  469                1,382
                                                       -------              -------
        Total international sales .......              $10,178              $17,190
                                                       =======              =======

                               ANTEC CORPORATION

                                  (UNAUDITED)

NOTE 9.  EARNINGS PER SHARE

         The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations for the periods indicated (in thousands except per share data):


                                                                      Three Months Ended
                                                                            March 31,
                                                                 ------------------------------
                                                                   2001                  2000
                                                                 --------               -------
Basic:
    Net (loss) income                                            $ (4,500)              $10,026
                                                                 ========               =======
    Weighted average shares outstanding                            38,252                37,691
                                                                 ========               =======
    Basic (loss) earnings per share                              $  (0.12)              $  0.27
                                                                 ========               =======
Diluted:
    Net (loss) income                                            $ (4,500)              $10,026
    Add:
      4.5% convertible subordinated notes interest
         and fees, net of federal income tax effect                    --                   887
                                                                 --------               -------
    Total                                                        $ (4,500)              $10,913
                                                                 ========               =======
    Weighted average shares outstanding                            38,227                37,691
    Dilutive securities net of income tax benefit:
      Add options / warrants                                           --                 2,030
      Add assumed conversion of
        4.5 % convertible subordinated notes                           --                 4,792
                                                                 --------               -------
    Total                                                          38,252                44,513
                                                                 ========               =======
    Diluted (loss) earnings per share                            $  (0.12)              $  0.25
                                                                 ========               =======


         The 4.5% Convertible Subordinated Notes were antidilutive for the three month period ended March 31, 2001. The effects of the options and warrants were not presented for the three months ended March 31, 2001 as the Company incurred a net loss and inclusion of these securities would be antidilutive.

                               ANTEC CORPORATION

                                  (UNAUDITED)

NOTE 10.  SUMMARY QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

         The following table summarizes ANTEC's quarterly consolidated financial information (in thousands, except share data).


                                                                      QUARTERS ENDED MARCH 31,
                                                                    ---------------------------
                                                                      2001               2000
                                                                    ---------          --------
           Net sales(3).............................                $ 212,788          $256,571
           Gross profit.............................                   32,091            51,280
           Operating (loss) income(1)...............                   (4,343)           19,320
           (Loss) income before income taxes(1)(2)..                   (7,702)           16,449
           Net (loss) income........................                $  (4,500)         $ 10,026
                                                                    ==========         ========
           Net (loss) income per common share:
             Basic..................................                $   (0.12)         $   0.27
                                                                    ==========         ========
             Diluted................................                $   (0.12)         $   0.25
                                                                    ==========         ========


         Supplemental financial information (excluding mark-to-market adjustment on investments in 2001 and excluding the pension curtailment gain in 2000):


           Gross profit .............................               $  32,091          $ 51,280
                                                                    =========          ========
           Operating (loss) income(1)................               $  (4,343)         $ 17,212
                                                                    ==========         ========
           (Loss) income before income taxes(1)(2)...               $  (7,343)         $ 14,341
                                                                    ==========         ========
           Net (loss) income ........................               $  (4,295)         $  8,691
                                                                    ==========         ========
           Net (loss) income per common share:
             Diluted.................................               $   (0.11)         $   0.22
                                                                    ==========         ========
             Weighted average diluted share..........                   38,252           44,513
                                                                    ==========         ========

---------
(1) As of January 1, 2000, the Company froze the defined pension plan benefits for 569 participants. These participants elected to participate in ANTEC's enhanced 401(k) plan. Due to the cessation of plan accruals for such a large group of participants, a curtailment was considered to have occurred. As a result of the curtailment, as outlined under FASB Statement No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, the Company recorded a $2.1 million pre-tax gain on the curtailment during the first quarter 2000.
(2) During the first quarter of 2001, ANTEC calculated the fair market value of its investments held for resale and recorded a pre-tax mark-to-market write down on its Lucent and Avaya investments of approximately $0.4 million.
(3) Net sales and cost of sales for the quarter ended March 31, 2000 differ from the amounts reported as net sales and cost of sales in the respective Form 10-Q due to the adoption of EITF No. 00-10, Accounting for Shipping and Handling Fees and Costs, in the fourth quarter of 2000.

NOTE 11.  SUBSEQUENT EVENT

         On October 18, 2000, ANTEC Corporation and Nortel Networks agreed to a transaction in which, among other things, ANTEC would acquire Nortel Network's ownership interest in Arris Interactive L.L.C., the joint venture between the two companies. In general, Nortel Networks initially agreed to transfer its 81.25% stake in Arris Interactive L.L.C. in exchange for approximately 33 million new shares of Common Stock of a newly formed holding company and $325 million in cash, directly, and, through the repayment of a loan, indirectly.

                               ANTEC CORPORATION

                                  (UNAUDITED)

         As a result of changes in the industry and financial market conditions, ANTEC and Nortel Networks amended the agreement on April 9, 2001 in order, among other things, to:
         - increase the number of shares to be received by Nortel Networks to 37 million,
         -        eliminate the $325 million in cash,
         - eliminate approximately $124 million of existing indebtedness due primarily to Nortel, and
         - convert the remaining indebtedness of Arris Interactive to Nortel Networks and outstanding accounts payable due to Nortel Networks, estimated to be approximately $90 million, into a new redeemable membership interest in Arris Interactive.

         ANTEC has a conditional commitment for a new $175 million revolving credit facility related to the amended transaction. The consummation of the transaction, which is subject to the approval of ANTEC's stockholders, other customary closing conditions and certain regulatory approvals, is expected to occur at the end of the second quarter of 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

         Net Sales. ANTEC's sales for the first quarter 2001 decreased by 17.1% to $212.8 million as compared to the first quarter 2000 sales of $256.6 million. The abrupt slowdown in spending on telecommunications industry infrastructure that began in the fourth quarter of 2000 continued, as anticipated, into the first quarter of 2001. While purchases of cable telephony equipment did resume during the quarter, spending on other infrastructure products did not return to past levels. Cable telephony & Internet access sales during the quarter of $103.0 million, or approximately 48% of sales, were especially strong due to the deferral of sales originally scheduled for the fourth quarter of 2000. ANTEC's Cornerstone voice and data product sales grew from approximately $81.6 million in the first quarter 2000 to approximately $103.0 million in the first quarter of 2001. Reduced volumes in other product categories, however, reflect the financial and market conditions that impacted the telecommunications industry infrastructure spending in general.

- Optical and broadband transmission product revenues decreased by approximately 58.0% to $30.7 million in the first quarter 2001 as compared to the same quarter last year. These negative results reflect the general market's lower demand for optical & broadband transmission products. Although all product lines within this category experienced a decline in sales from the same quarter last year, the areas with the most significant decreases included optronics & nodes, RF, and taps, which decreased quarter over quarter by approximately 68%, 73%, and 56%, respectively.

- Outside plant and powering product revenues decreased by approximately 9.4% to $36.0 million in the first quarter 2001 as compared to the same quarter of last year. This decline stems primarily from decreased sales of network interface devices ("NIDs"), which experienced decreased revenues of approximately 30% when comparing first quarter results for 2001 and 2000.

- Supplies and services revenue decreased by approximately 30.7% to $43.0 million in the first quarter 2001 as compared to the same quarter last year. Sales of fiber optic cable products and engineering services grew approximately 20%. However this increase was entirely offset by decreased sales in other product lines within this category, including outside plant, fiber apparatus, and installation materials and tool.

        Sales to ANTEC's largest customer, AT&T (including MediaOne Communications, which was acquired by AT&T during 2000), were approximately $90.9 million during the first quarter 2001, or approximately 42.7% of the total quarterly volume. This compares to first quarter 2000 when sales to AT&T were $112.3 million or 43.8% of the volume for the quarter. Giving effect to AT&T's acquisition of MediaOne Communications, sales to the combined entity were $119.7 million for the first quarter 2000 or 46.7% of the quarterly volume. This marks a $28.8 million decrease in revenue from the combined AT&T entity primarily resulting from its fourth quarter 2000 decision to defer equipment shipments until later in 2001. Significant improvement is not expected until at least the second half of the year. However, ANTEC anticipates overall sales to AT&T in 2001 will be reduced from the sales level achieved in 2000.

        International sales for the three months ended March 31, 2001 decreased 40.8% to $10.2 million as compared to the first quarter of last year. International revenue for the first quarter 2001 represented approximately 10.0% of ANTEC's total revenue for the quarter, exclusive of the Cornerstone products, which ANTEC does not sell internationally. This compares to international revenue of 9.9% of ANTEC's total revenue for the first quarter 2000, also net of the Cornerstone product sales.

        Gross Profit. The abrupt decline of business, which began in the fourth quarter 2000, adversely effected ANTEC's overall gross margin results for the first quarter of 2001. Gross profit for the first quarter 2001 was $32.1 million as compared to $51.3 million in the first quarter 2000. Gross profit margins for 2001 slipped 4.9 percentage points to 15.1% versus 20.0% for the first quarter 2000. Cable telephony & Internet access product revenue, which carry gross margins in the 15% range, accounted for approximately 48% of the total sales volume during the first quarter 2001 as compared to 32% of total revenue during the first quarter last year. As cable telephony and Internet access products become a larger part of the Company's overall revenue stream, consolidated gross margin percentages will trend toward the lower percentage range. Within ANTEC's product families, gross profit results for 2001 as compared to 2000 were as follows:

- The cable telephony and Internet access gross margin percentage increased approximately 0.6 percentage points to 15.7% for the first quarter 2001 as compared to the same quarter last year. The increase in margin dollars of approximately $3.9 million during the first quarter 2001 as compared to the first quarter 2000, is reflective of the quarter-over-quarter revenue growth within this product category.

- The optical and broadband transmission gross margin percentage decreased approximately 19.8 percentage points to 7.5% for the first quarter 2001 as compared to the same period in 2000. Lower revenues for network infrastructure products during the first quarter 2001 resulted in significant unabsorbed overhead in cost of goods sold. Also negatively impacting gross margins during the first quarter of 2001 were severance costs of approximately $0.5 million related to layoffs at the factory level in response to the market's lower demand, primarily for optical and broadband transmission products.

- The outside plant and powering gross margin percentage decreased 6.2 percentage points to 12.8% for the quarter ended March 31, 2001 as compared to the first quarter in 2000. Overall margin performance within this category has been adversely affected by factory absorption issues, industry pricing pressures and an increase in volume of lower margin products, such as power supplies.

- The supplies and services gross margin percentage increased approximately 2.4 percentage points to 20.8% for the first quarter 2001 as compared to same quarter in 2000.

         Selling, General, Administrative, and Development ("SGA&D") Expenses. SGA&D expenses for the first three months of 2001 were $35.2 million compared to $30.7 million for the first three months of 2000. Expenses in the first quarter 2001 included approximately $0.2 million of severance costs related to workforce reductions reflected in operating expenses. It also should be noted that the results for the first quarter 2000 included a one-time pre-tax gain of $2.1 million realized as a result of employee elections associated with a new and enhanced benefit plan and the resultant effect on the Company's defined benefit pension plan. Excluding the effects of the severance costs and the pension curtailment gain, the expenses for the first quarter 2001 and 2000 would have been $35.0 million and $32.8 million, respectively.

         Reorganization. In the fourth quarter of 1999, in conjunction with the announced consolidation of the New Jersey facility to Georgia and the Southwest, coupled with the discontinuance of certain product offerings, the Company recorded a pre-tax charge of approximately $16.0 million. Included in the charge was approximately $2.6 million related to personnel costs and approximately $3.0 million related to lease termination and other facility shutdown charges. Included in the restructuring was the elimination of certain product lines resulting in an inventory obsolescence charge totaling approximately $10.4 million, which has been reflected in the cost of sales. The personnel-related costs included termination expenses for the involuntary dismissal of 87 employees, primarily engaged in engineering, inside sales and warehouse functions performed at the New Jersey facility. ANTEC offered terminated employees separation amounts in accordance with ANTEC's severance policy and provided the employees with specific separation dates. In connection with customer demand shifting to ANTEC's newer product offerings, such as the new Total System Power ("TSP") and the Scaleable and Micro Node products, ANTEC discontinued certain older product lines that were not consistent with ANTEC's focus on two-way, high-speed Internet, voice and video communications equipment. This discontinuance affected the UCF and SL powering products and included the narrowing of ANTEC's RF and optical products.

         During the second quarter of 2000, ANTEC further evaluated its powering and RF products and recorded an additional pre-tax charge of $3.5 million to cost of goods sold, bringing the total reorganization related charge to $19.5 million. In addition to the charges totaling $19.5 million, ANTEC anticipated that approximately $1.6 million of relocation and fixed asset depreciation expenses would be incurred in connection with the New Jersey facility closure, of which approximately $1.0 million has been recognized as of March 31, 2001. It is anticipated that no additional costs will be incurred against this original estimate of $1.6 million. As of March 31, 2001, of the $19.5 million pre-tax charge, approximately $0.6 million related to personnel costs, $1.1 million related to RF product warranties and $0.7 million related to lease termination and other facility shutdown expenses remain to be paid. The majority of the personnel costs remaining were expended in May 2001 and the Company anticipates that the remaining lease termination and facility shutdown charges will be fully recognized during the second quarter of 2001. ANTEC undertook all of these actions to structure itself into a more efficient organization and to further integrate ANTEC's speed-to-market philosophy. ANTEC realigned its manufacturing operations located in New Jersey in order to accelerate the production transition from in-house design and tooling functions into the manufacturing process. With the exception of saving approximately $1.5 million in lease obligation and selling, general, administrative and development costs, ANTEC has shifted the remaining costs related to the New Jersey facility to Georgia and the Southwest.

         Loss on Marketable Securities. In 2000, the Company made a $1.0 million strategic investment in Chromatis Networks, Inc., receiving shares of the company's preferred stock. On June 28, 2000, Lucent Technologies announced it had completed an acquisition of Chromatis, making it part of Lucent's Optical Networking Group. As a result of this acquisition, the Company's shares of Chromatis stock were converted into shares of Lucent stock. Additionally, as a result of Lucent's spin off of Avaya, Inc., during the third quarter of 2000, the Company was issued shares of Avaya stock.

         Because these shares of Lucent and Avaya stock are considered trading securities held for resale, they are required to be carried at their fair market value with any gains or losses being included in earnings. In calculating the fair market value of these investments as of March 31, 2001, the Company recognized a $0.4 million pre-tax write down of the investments.

         Interest Expense. Interest expense for the quarters ended March 31, 2001 and 2000 was $2.7 million and $2.6 million, respectively. Interest expense for both quarters reflects the cost of borrowings on the Company's revolving line of credit coupled with the full impact of the issuance of $115.0 million of 4.5% Convertible Subordinated Notes completed during 1998. As of March 31, 2001, the Company had a balance of $79.0 million outstanding under its Credit Facility in floating debt. As of March 31, 2001, the average interest rate on its outstanding line of credit borrowings was 6.21% with an overall blended rate of approximately 5.20% when considering the subordinated debt. This compares to $76.5 million outstanding in the first quarter 2000, of which $50.0 million was hedged in swaps at a fixed rate and $26.5 million in floating debt. As of March 31, 2000, the average interest rate on the Company's outstanding line of credit borrowings was 7.30%, with an overall blended rate of approximately 5.62% including the subordinated debt.

         Income Tax (Benefit) Expense. The income tax calculation for the quarter ended March 31, 2001 generated a benefit of approximately $(3.2) million as compared to an expense of approximately $6.4 million for the same period during 2000. The Company reported a pre-tax loss during the first quarter 2001 and subsequently recognized the related tax benefit, whereas income tax expense on pre-tax income was recorded during the first quarter 2000.

         Net (Loss) Income. A net loss of $(4.5) million was recorded for the first three months of 2001, as compared to net income of $10.0 million for the first three months of 2000. First quarter results for 2000 included a pre-tax curtailment gain on the Company's defined benefit pension plan of approximately $2.1 million, whereas, included in the net loss for 2001, was a $0.4 million pre-tax write down on the Company's investment in Lucent and Avaya. Exclusive of the above transactions, the net loss for 2001 marked a decrease of 149% to $(4.3) million or $(0.11) per share as compared to income of $8.7 million or $0.22 per diluted share in the first quarter 2000.

         Acquisition of Arris. On October 18, 2000, ANTEC Corporation and Nortel Networks agreed to a transaction in which, among other things, ANTEC would acquire Nortel Network's ownership interest in Arris Interactive L.L.C., the joint venture between the two companies. In general, Nortel Networks initially agreed to transfer its 81.25% stake in Arris Interactive L.L.C. in exchange for approximately 33 million new shares of Common Stock of a newly formed holding company and $325 million in cash, directly, and, through the repayment of a loan, indirectly.

         As a result of changes in the industry and financial market conditions, ANTEC and Nortel Networks amended the agreement on April 9, 2001 in order, among other things, to:
         - increase the number of shares to be received by Nortel Networks to 37 million,
         -        eliminate the $325 million in cash,
         - eliminate approximately $124 million of existing indebtedness due primarily to Nortel, and
         - convert the remaining indebtedness of Arris Interactive to Nortel Networks and outstanding accounts payable due to Nortel Networks, estimated to be approximately $90 million, into a new redeemable membership interest in Arris Interactive.

         ANTEC has a conditional commitment for a new $175 million revolving credit facility related to the amended transaction. The consummation of the transaction, which is subject to the approval of ANTEC's stockholders, other customary closing conditions and certain regulatory approvals, is expected to occur at the end of the second quarter of 2001.

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

         In response to this downturn, ANTEC has reacted to cut costs and reduce expense levels, including workforce reductions during the first quarter of 2001 and the more significant reductions announced and implemented in early April 2001. The action taken in April will result in a pre-tax charge of approximately $5.0 million in the second quarter of 2001 for estimated severance and related separation costs in connection with the workforce reduction program that reduced overall employment levels by approximately 400 employees. ANTEC currently is evaluating underperforming businesses and assets to assess their long-term strategic role within the Company. Decisions based upon completion of these evaluations could be made as early as the second quarter of 2001.

FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

FINANCING

         As of March 31, 2001, ANTEC had approximately $79.0 million outstanding under its Credit Facility and $41.0 million of available borrowings. The commitment fee on unused borrowings is approximately 0.2%. The average annual interest rate on these outstanding borrowings was approximately 6.21% at March 31, 2001 as compared to 7.30% at March 31, 2000.

         As of March 31, 2001, ANTEC is in technical default of the fixed charge coverage ratio covenant of its Credit Agreement dated May 21, 1998 as amended and restated as of April 28, 1999. The Company has obtained a waiver from its banks related to this noncompliance for the period ended March 31, 2001. The Company has obtained a commitment for a new credit facility related to the pending acquisition of Arris Interactive. It is anticipated that this transaction will close at the end of the second quarter 2001. If this transaction is delayed significantly beyond the end of the second quarter, the Company believes that a similar waiver would be required for the period ended June 30, 2001.

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

INVESTMENTS

         In the ordinary course of business, ANTEC may make strategic investments in the equity securities of various companies, both public and private. As of March 31, 2001, approximately 4% of the Company's investments were in marketable securities, resulting in a pre-tax loss of approximately $0.4 million. Although the Company's future earnings and investment yields, as well as its liquidity and capital resources will be impacted by fluctuations in the market values of these investments, historically, the net effect of the market fluctuations have not been significant.

         The remaining 96% of the Company's investments at March 31, 2001 consist of securities that are not traded actively in a liquid market. The most significant portion of these holdings relates to the Company's investment in Arris. Due to the nature of these investments, the Company is subject to the earnings and liquidity risks of the investees.

CAPITAL EXPENDITURES

         The Company's capital expenditures were $2.8 million and $4.3 million in the three months ended March 31, 2001 and 2000, respectively. The Company had no significant commitments for capital expenditures at March 31, 2001.

CASH FLOW

         Cash levels increased by approximately $0.3 million during the first quarter of 2001 as compared to an increase of approximately $3.4 million during the same period of the prior year. As discussed in more detail below, operating activities in 2001 provided approximately $12.4 million in positive cash flow while investing activities used approximately $2.8 million and financing activities used approximately $9.3 million in cash flow.

         Operating activities provided cash of $12.4 million during the first quarter of 2001. A net loss used $4.5 million in cash flow during this period. Other non-cash items such as depreciation, amortization, deferred income taxes, provisions for doubtful accounts and losses on marketable securities accounted for positive cash flow of approximately $7.0 million during the first quarter 2001, and a decrease in accounts receivable provided $4.5 million of positive cash flow. An increase in inventory utilized cash of approximately $13.6 million, while an increase in other, net, utilized approximately $5.0 million in cash. These net cash outlays were offset by an increase in accounts payable and accrued liabilities, which provided approximately $24.0 million through March 31, 2001.

         Days sales outstanding ("DSO") was approximately 68 days at March 31, 2001 as compared to 69 days outstanding at the close of the first quarter 2000. The first quarter of 2001 experienced a drop in receivable levels, primarily due to the low revenue levels recorded during the quarter, which dropped the 2001 DSO slightly below the range of 2000. First quarter 2001 sales were adversely affected by the decline in customers' capital spending during that period.

         Current inventory levels increased by $13.6 million during the quarter ended March 31, 2001. This rise in inventory is comprised of approximately $3.0 million in raw material and approximately $11.1 million in finished goods, offset by a $0.5 million decrease in work in process. This inventory increase is reflective of the abrupt slow down in ANTEC's business late in 2000. During the fourth quarter AT&T announced that it would delay equipment shipments until later in 2001. Changes in both the financial markets in general and in the telecom equipment market specifically, created a slow down in capital spending by ANTEC's customers late in 2000. With these events unfolding at the close of 2000, ANTEC was unable to effect any significant change in its inventory levels. ANTEC was unable to alter contractual purchasing obligations for some products, which also contributed to this inventory growth. Significant improvement is not expected until at least the second half of the year. As a result of the increased inventory levels and the decreased sales volume, inventory turns during the first quarter 2001 were recorded at 2.7 times as compared to 3.8 times recorded in the first quarter 2000.

         An increase in accounts payable and accrued liabilities provided $24.0 million in cash during the first quarter 2001. This increase in the level of payables and accrued expenses is related to the timing of the processing of vendor invoices and the payment of same.

         During the first quarter of 2000, net cash used in operating activities was $2.3 million. This use of cash was primarily resultant of net income of $10.0 million and a decrease in accounts receivable of $5.0 million being offset by increases of $3.2 million in inventory levels to support of the Company's 2000 growth, non-cash activities which utilized $5.3 million, and an increase in other, net, which used $5.8 million. These operating cash outlays in 2000 were offset by a decrease in accounts payable and accrued liabilities, which used approximately $13.7 million in cash during the period.

         ANTEC invested approximately $2.8 million in capital expenditures for the first quarter 2001 as compared to $4.3 million spent during the same period in 2000.

         Cash flows used in financing activities were $9.3 million for the quarter ended March 31, 2001 as compared to a positive cash flow of $9.9 million in the first quarter 2000. Both periods reflect their respective trends in operating and investing activities. The results for both 2001 and 2000 were affected by the exercise of stock options that provided positive cash flows of approximately $0.9 million and $2.2 million, respectively. During the first quarter of 2001, ANTEC paid down approximately $10.0 million on its credit facility while net borrowings provided approximately $8.0 million during the first quarter 2000.

         Based upon current levels of operations, ANTEC expects that sufficient cash flow will be generated from operations so that, combined with other financing alternatives available, including bank credit facilities, the Company will be able to meet all of its current debt service, capital expenditure and working capital requirements. Currently, ANTEC has obtained a commitment for a new credit facility that will replace the Company's current $120 million credit facility. The need for the new credit facility was facilitated by ANTEC's proposed acquisition of Nortel Network's ownership interest in Arris Interactive L.L.C. and the ability to sufficiently fund the working capital needs of the combined entity at the close of the proposed transaction.

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

         ANTEC's two largest customers are AT&T and Cox Communications. For the quarter ended March 31, 2001, sales to AT&T (including sales to MediaOne Communications, which was acquired by AT&T during 2000) accounted for approximately 42.7% of ANTEC's total sales, while Cox Communications accounted for approximately 13.2%. Other than Adelphia Communications Corp., which accounted for 7.9% of ANTEC's total revenues for the first quarter 2001, no other customer provided more than 5.0% of ANTEC's total sales for this period. ANTEC is the exclusive provider of all of Cox Communication's cable telephony products currently being deployed in nine metro areas. Additionally, ANTEC is the sole provider of cable telephony products for AT&T within nine additional metro markets. Although ANTEC's relationships with AT&T and Cox Communications are expected to continue, the loss of one or both of these customers, or a significant reduction in services provided to one or both of them, would have a material adverse impact on ANTEC.

         On November 24, 2000, AT&T Broadband, a unit of AT&T Corp., announced that it would not accept or pay for product shipments that it had previously ordered until mid-January 2001. On the trading day following the AT&T Broadband announcement, ANTEC's stock price fell $2.36 per share, or 21%, from its previous closing price per share as indicated by the Nasdaq National Stock Market System. The delayed shipments had a material adverse effect on ANTEC's revenue and earnings in the fourth quarter of 2000 and the first quarter of 2001. ANTEC anticipates overall sales to AT&T in 2001 will be reduced from the sales level achieved in 2000.

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

         ANTEC'S BUSINESS IS DEPENDENT ON CUSTOMERS' CAPITAL SPENDING ON BROADBAND COMMUNICATIONS SYSTEMS, AND REDUCTIONS BY CUSTOMERS IN CAPITAL SPENDING COULD ADVERSELY AFFECT ANTEC'S BUSINESS.

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

         ANTEC's foreign operations are subject to risks inherent in conducting operations abroad, including risks with respect to:

         -        currency exchange rates;
         -        economic and political destabilization;
         -        restrictive actions and taxation by foreign governments;
         -        difficulty in converting earnings to U.S. dollars or moving funds out of the country in which they were earned;
         -        longer accounts receivable payment cycles and difficulties in collecting these accounts receivable;
         -        nationalization;
         -        the laws and policies of the United States affecting trade;
         -        foreign investment and loans; and o foreign tax laws.

         ANTEC'S PROFITABILITY HAS BEEN, AND MAY CONTINUE TO BE, VOLATILE, WHICH COULD ADVERSELY AFFECT THE PRICE OF ANTEC'S STOCK.

         For the first quarter of 2001, ANTEC failed to meet the level of profitability expected by the investment community. Further, ANTEC has experienced years with significant operating losses. Although ANTEC has been profitable during recent years, there can be no assurance that ANTEC's business will be profitable or meet the level of expectations of the investment community in the future, which could have a material adverse impact on ANTEC's stock price.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The following discussion of ANTEC's risk-management activities includes "forward-looking statements" that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

         ANTEC is exposed to various market risks, including interest rates and foreign currency rates. Changes in these rates may adversely affect its results of operations and financial condition. To manage the volatility relating to these typical business exposures, ANTEC may enter into various derivative transactions, when appropriate. ANTEC does not hold or issue derivative instruments for trading or other speculative purposes. Taking into account the effects of interest rate changes on the Company's revolving debt facility, a hypothetical 100 basis point adverse change in interest rates would increase interest expense by approximately $0.9 million annually. As of March 31, 2001, the Company had no material contracts denominated in foreign currencies.

         In the past, ANTEC has used interest rate swap agreements, with large creditworthy financial institutions, to manage its exposure to interest rate changes. These swaps would involve the exchange of fixed and variable interest rate payments without exchanging the notional principal amount. At March 31, 2001 ANTEC did not have any outstanding interest rate swap agreements.

         The Company is exposed to foreign currency exchange rate risk as a result of sales of its products in various foreign countries and manufacturing operations conducted in Juarez, Mexico. In order to minimize the risks associated with foreign currency fluctuations, most sales contracts are issued in U.S. dollars. The Company has previously used foreign currency contracts to hedge the risks associated from foreign currency fluctuations for significant sales contracts, however, no significant contracts were in place at March 31, 2001. ANTEC constantly monitors the exchange rate between the U.S. dollar and Mexican peso to determine if any adverse exposure exists relative to its costs of manufacturing. The Company does not maintain Mexican peso denominated currency. Instead, U.S. dollars are exchanged for pesos at the time of payment.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits


                                                                                        INCORPORATED   BY  REFERENCE
       EXHIBIT                                                                          FROM   ANTEC'S  SEC  FILINGS
       NUMBER                       DESCRIPTION OF EXHIBIT                               UNLESS OTHERWISE INDICATED:
          2.1       First Amendment to Agreement and Plan of Reorganization ........      April 13, 2001, Form 8-K,
                                                                                          Exhibit 2.1.

         10.1       Amended and Restated Investor Rights Agreement .................      April 13, 2001, Form 8-K,
                                                                                          Exhibit 10.1.

         10.2       Form of Intellectual Property Rights Agreement .................      April 13, 2001, Form 8-K,
                                                                                          Exhibit 10.2.

         10.3       Release and Amendment Agreement ................................      April 13, 2001, Form 8-K,
                                                                                          Exhibit 10.3.

         10.4       First Amendment to Termination Agreement .......................      April 13, 2001, Form 8-K,
                                                                                          Exhibit 10.4.


(b)      Reports on Form 8-K

         On April 13, 2001 ANTEC filed a report on Form 8-K relating to Item 5, Other Events, to describe the Company's amended agreement with Nortel Networks pursuant to which ANTEC will acquire Nortel's ownership interest in Arris Interactive L.L.C., the joint venture between the two companies.

                                   SIGNATURES

         Pursuant to the requirements the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     ANTEC CORPORATION

                                     /s/    LAWRENCE A. MARGOLIS
                                     -----------------------------------------
                                     Lawrence A. Margolis
                                     Executive Vice President
                                     (Principal Financial Officer, duly
                                     authorized to sign on behalf of
                                     the registrant)
Dated: May 15, 2001