Form 10-K405/A
period 2000-12-31
ANTEC CORP
filed 2001-07-02
CIK 908610

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-K/A

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

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
             PART I
ITEM 1.      Business....................................................    2
             - General...................................................    2
             - Industry..................................................    3
             - Principal Products........................................    4
             - Developmental Products....................................    6
             - Sales and Marketing.......................................    6
             - Research and Development..................................    7
             - Patents...................................................    7
             - Manufacturing.............................................    7
             - Materials and Supplies....................................    8
             - Backlog...................................................    8
             - International Opportunities...............................    8
             - Seasonality...............................................    9
             - Significant Customers.....................................    9
             - Employees.................................................    9
ITEM 2.      Properties..................................................   10
ITEM 3.      Legal Proceedings...........................................   10
ITEM 4.      Submission of Matters to a Vote of Security Holders.........   10
             PART II
ITEM 5.      Market for the Registrant's Common Stock and Related
             Stockholder Matters.........................................   11
ITEM 6.      Selected Consolidated Historical Financial Data.............   11
ITEM 7.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................   13
ITEM 7A.     Quantitative and Qualitative Disclosures About Market
             Risk........................................................   30
ITEM 8.      Consolidated Financial Statements and Supplementary Data....   30
ITEM 9.      Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure....................................   30
             PART III
ITEM 10.     Directors and Executive Officers of the Registrant..........   59
ITEM 11.     Executive Compensation......................................   62
ITEM 12.     Security Ownership of Certain Beneficial Owners and
             Management..................................................   66
ITEM 13.     Certain Relationships and Related Transactions..............   68
             PART IV
ITEM 14.     Exhibits, Financial Statement Schedules and Reports on Form
             8-K.........................................................   68
ITEM 14(a).  Index to Consolidated Financial Statements and Financial
             Statement Schedules.........................................   69
Signatures...............................................................   74

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

     A broadband communications system consists of three principal segments.

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

     Historically, a cable system offered one-way only video service. Advanced by the technological achievements within all areas of the communications industry, these systems have gone through dramatic changes including:

     - the continuing upgrade of existing HFC networks to two-way, interactive broadband networks in order to provide new and improved services and to compete against other communications technologies including digital subscriber lines, local multiport distribution services and direct broadcast satellite;

     - increased and deeper utilization of fiber optic technology, including the dense wavelength division multiplexing, into the network;

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

     Optical and Broadband Transmission. ANTEC is one of the leading suppliers of fiber optic related transmission products to the cable industry. Traditionally, cable systems were designed using coaxial cable and a series of amplifiers throughout the distribution network. Today, almost every substantial upgrade or rebuild replaces elements of the traditional system with fiber optic technology. The use of a fiber optic system enables the operator to send its signals greater distances and with less signal degradation than the traditional coaxial system. In addition, fiber optic cable's capacity to transmit a wider bandwidth greater distances than coaxial cable allows for the transmission of more video, high-speed data and telephony services to the subscriber's home. The use of fiber optic technology reduces the need for overall maintenance costs associated with active electronic components. ANTEC supplies the key product components for the fast growing fiber optic rebuild or upgrade markets: 1310 and 1550 optical laser transmitters, DWDM products, laser receivers, optical nodes, radio frequency distribution amplifiers, and taps and line passives. In a fiber optic network, optical signals are transmitted throughout the distribution system along a fiber optic cable from the headend to the node, where the signal is received optically, converted to radio frequency electronic signals, and transferred via coaxial cable to the home. Nodes provide the interface between the fiber optic network and the coaxial distribution system. Distribution amplifiers strengthen the signal either on its way to the node or from the node. Taps and line passives split the signal for transmission along various branches of the distribution system. Laser transmitters convert incoming electronic video signals at the headend to an optical signal that can be transmitted over the fiber optic cable. The laser receiver is able to detect the light coming out of the cable and convert it back into electronic signals for further transport to the home via coaxial cable. In addition to the key components of a fiber optic network, ANTEC sells a variety of ancillary fiber optic products, including the shelf assemblies in which lasers are mounted. The Company also manufactures certain other telecommunications products, including T-1 and digital subscriber technology components, for signal broadband in traditional telephony architectures.

     Sales of optical and broadband products related to ANTEC's broadband and optical products offerings were 26%, 29% and 34%, respectively, of the consolidated net sales of the Company for the years ended December 31, 2000, 1999 and 1998.

     Cable Telephony and Internet Access. ANTEC supplies products for the cable telephony and high-speed data access business under the brand name Cornerstone. Arris designs and, through a series of strategic manufacturing partnerships, both in the United States and the Far East, manufactures these products for sale by ANTEC to domestic telecommunications operators. These products include host digital terminals ("HDTs") and cable modem termination system ("CMTS") devices for the headend, as well as voice ports and cable modems at the home. The HDT provides an interface between the HFC system and digital telephone switches. Located at headends or hubs, it works by converting telephony signals into radio frequency signals for transmission over the HFC network to voice ports, which are located at the customer's premises. The CMTS allows for two-way traffic between the customer's premises and the cable provider of data transferred over high-speed Internet access. Additionally, ANTEC provides training, technical support, engineering and installation services for these products. Sales of these combined product lines were approximately 31%, 28% and 6% of the consolidated net sales of the Company for the years ended December 31, 2000, 1999 and 1998. Voice over Internet protocol telephony and data products, including the packet port and advanced Internet protocol module are planned for introduction and deployment during the latter part of 2001.

     Outside Plant and Powering. The transmission and drop systems of the HFC networks require, and ANTEC's product offerings include, drop passives that are sold under the Regal and Monarch brand names, customized wire assemblies and transition cable, connectors for both field and at-the-home use, outside plant apparatus and enclosures, and power supplies. Power supplies provide uninterruptible stand-by power using batteries or generator back-up supply. These products can be configured for centralized or distributed power architectures and have been newly designed and introduced for advanced HFC/telephony architectures. This product family also includes network interface devices. ANTEC manufactures network interface devices for both the traditional telephony and the HFC architectures, which serve as the demarcation point where the signal from the service provider meets the wiring of the subscribers' premises. Sales of outside plant and powering products accounted for approximately 17%, 17% and 22% of consolidated net sales of the Company for the years ended December 31, 2000, 1999 and 1998.

     Supplies and Services. Distribution networks, whether fiber optic or coaxial, can be constructed either above or below ground. In an aerial system, galvanized steel cables, or strand, support the transmission cable, which run from pole to pole. ANTEC supplies, in addition to the fiber optic and coaxial cable itself, strand as well as the support and attachment hardware needed throughout the system. In an underground system, buried transmission cable requires protection and is frequently encased in conduit that ANTEC also supplies. In addition, to meet its customers' need for ancillary products, ANTEC supplies various test equipment, installation materials, tools and other safety equipment used in HFC cable systems. The Company is also a value-added distributor of circular connectors for the original equipment manufacturer and military markets. Additionally, ANTEC provides engineering consulting services primarily for developers of HFC cable systems products. Sales of these combined products and services were approximately 26%, 26% and 38% of the consolidated sales of the Company for the years ended December 31, 2000, 1999 and 1998.

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

SALES AND MARKETING

     Rapid industry consolidation has resulted in an increasingly smaller customer group. This dynamic demands a highly focused sales approach, which ANTEC enhanced with its 1999 sales force reorganization. The reorganization of the sales force is structured around the customer, where ANTEC will manage the sales and positioning of all of the Company's product offerings, providing the customer with optimized system solutions. The new structure of the organization is designed to meet the challenges that these consolidations have brought head-on, in focusing on the top seven multiple system operators ("MSOs"), major telecommunication companies, overbuilders, competitive local exchange carriers and other business opportunities. The individuals heading these national accounts focus exclusively on specific accounts and have the responsibility for serving their respective customers, increasing ANTEC's market share in each account and ensuring ANTEC's business growth across all product lines. ANTEC anticipates that its customer base will continue to consolidate in the future. ANTEC's ability to respond quickly to these changes and deploy its resources in a highly focused manner will be key to future success.

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

RESEARCH AND DEVELOPMENT

     ANTEC conducts an active research and development program to strengthen and broaden its existing products and systems and to develop new products and systems. The Company's strategy behind its research and development efforts is to identify the products and systems that are reasonably expected to be needed by a substantial number of customers in the Company's markets. The Company's research and development expenditures for the years ended December 31, 2000, 1999 and 1998 were approximately $23.4 million, $16.6 million and $14.4 million, respectively. Additionally, ANTEC strives to develop new products and technology applications, both through its own engineering resources and by forging strategic alliances with other companies such as Nortel and Arris. Arris spends a significant amount of its resources in research and development of ANTEC's cable telephony and Internet access products.

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

     ANTEC operates two facilities in Juarez, Mexico. The first, a 135,000 square foot electronic design and assembly facility, is used in prototyping, manufacturing and testing the majority of all optronics, radio frequency amplifier lines and nodes. This facility houses sophisticated electronic surface mount and thru-hole automated assembly lines. The second, a 60,000 square foot electro/mechanical assembly plant, produces various fiber optic closures and apparatus as well as intermediate and final assemblies for powering and demarcation products.

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

MATERIALS AND SUPPLIES

     ANTEC makes significant purchases of electronic components, metals, original equipment manufacturer products, and other materials and components from various domestic and foreign sources. The Company has been able to obtain sufficient materials and components to meet its needs. In a continual effort to hedge against potential part shortages, ANTEC occasionally may maintain special inventories of certain components. Additionally, ANTEC actively develops and maintains alternative sources for essential materials and components.

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

INTERNATIONAL OPPORTUNITIES

     ANTEC believes that international opportunities exist and continues to strategically invest in worldwide marketing efforts, which have yielded some promising results in several regions. During 2000, the international HFC market reversed the downward trend, which began in late 1997. International orders in 2000 were up 84% over 1999, and ANTEC ended the year with a record backlog for its international business. Europe and Latin America, in particular, rebounded in 2000. In Europe, ANTEC experienced strong demand in Portugal, Hungary, Ireland and Spain. Norway continued its strong purchasing pattern towards the end of the year. United Pan Europe Communications in the Netherlands deployed significant amounts of dense wavelength division multiplexing equipment. Orders in Europe in 2000 increased 68% over 1999, and shipments increased over 95%. ANTEC's business in Latin America was particularly strong in 2000. Orders increased over 150% from 1999 with a resulting significant shipment increase. In Latin America, ANTEC closed two significant long-term sales opportunities in Argentina and Chile, and it finished 2000 with a significant backlog. In Asia, orders increased 35% and shipments increased 27% over 1999. ANTEC continues to invest in marketing efforts in this region. The results achieved internationally during 2000 may not necessarily be indicative of future results. Current industry and financial market conditions affect international as well as domestic customers' capital spending. The Company anticipates that 2001 will be adversely affected by these conditions, especially during the first half of the year.

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

     In addition, on October 25, 2000, AT&T announced that it will voluntarily break itself up into four separate publicly traded companies that will bundle each other's services through inter-company agreements. The immediate consequences, if any, to ANTEC, regarding product orders from AT&T, as a result of this split-up are not yet determinable. It is possible that the AT&T break-up will have a future material adverse effect on ANTEC's business. Circumstances significantly altering the relationship between ANTEC and either of AT&T or Cox Communications may arise in the future.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 2000, no matters were submitted to a vote of the Company's security holders.

                       EXECUTIVE OFFICERS OF THE COMPANY

NAME                                   AGE                       POSITION
----                                   ---                       --------
John M. Egan.........................  53    Chairman and Director
Robert J. Stanzione..................  52    President, Chief Executive Officer and Director
Lawrence A. Margolis.................  52    Executive Vice President and Chief Financial
                                             Officer
Gordon E. Halverson..................  58    Executive Vice President and Chief Executive
                                             Officer, TeleWire Supply
James E. Knox........................  63    General Counsel and Assistant Secretary
Michael Graziano.....................  40    Treasurer

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

                                                           HIGH        LOW
                                                         --------    --------
1999
First Quarter..........................................  $29.6875    $     18.00
Second Quarter.........................................   34.1875          19.00
Third Quarter..........................................   55.25            29.625
Fourth Quarter.........................................   60.25            23.25
2000
First Quarter..........................................  $61.25      $     28.9375
Second Quarter.........................................   57.00            34.375
Third Quarter..........................................   50.00            20.4375
Fourth Quarter.........................................   29.75             6.875
2001
First Quarter (through February 28, 2001)..............  $14.375     $      7.5625

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

ITEM 6.  SELECTED CONSOLIDATED HISTORICAL FINANCIAL DATA

     The selected consolidated financial data as of December 31, 2000 and 1999 and for each of the three years in the period ended December 31, 2000 set forth below are derived from the accompanying audited consolidated financial statements of ANTEC, as restated for 2000 and 1999, and should be read in conjunction with such statements and related notes thereto. The selected consolidated financial data as of December 31, 1998, 1997 and 1996 and for the years ended December 31, 1997 and 1996 is derived from audited consolidated financial statements that have not been included in this filing. On February 6, 1997, shareholders of ANTEC Corporation and TSX Corporation ("TSX") approved the Plan of Merger dated as of October 28, 1996 among ANTEC Corporation, TSX Corporation and TSX Acquisition Corporation, and the Merger resulting in TSX becoming a wholly-owned subsidiary of ANTEC effective on that date. Prior to the combination, TSX's fiscal year ended April 30, and ANTEC's fiscal year ended December 31. Consequently, the statements of operations for the twelve months ended December 31, 1996 represent ANTEC's fiscal period ended on that date combined with TSX's twelve months ended the last Saturday in October 1996. All intercompany sales between TSX and ANTEC were eliminated. The historical consolidated financial information is not necessarily indicative of the results of future operations and should be read in conjunction with ANTEC's historical consolidated financial statements and the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this document.

                                                2000       1999       1998       1997       1996
                                              --------   --------   --------   --------   --------
                                              RESTATED   RESTATED
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED OPERATING DATA:
  Net sales(7)..............................  $998,730   $844,756   $546,767   $480,078   $690,877
  Cost of sales(1)(4)(7)....................   812,958    679,774    404,999    365,860    511,646
                                              --------   --------   --------   --------   --------
  Gross profit..............................   185,772    164,982    141,768    114,218    179,231
  Selling, general, administrative and
     development expenses(2)................   133,988    111,937    105,643    110,803    125,997
  Amortization of goodwill..................     4,917      4,946      4,910      4,927      4,981
  Restructuring and other(1)(3)(4)(5).......        --      5,647      9,119     21,550      2,109
                                              --------   --------   --------   --------   --------
  Operating income (loss)...................    46,867     42,452     22,096    (23,062)    46,144
  Interest expense..........................    11,053     12,406      9,337      6,264      8,037
  Other (income) expense, net...............        87       (745)      (977)      (348)      (951)
  Loss on marketable securities.............       773        275         --         --        450
  (Gain) on sale of Canadian business(6)....        --         --         --         --     (3,835)
                                              --------   --------   --------   --------   --------
  Income (loss) before income tax expense
     (benefit)..............................    34,954     30,516     13,736    (28,978)    42,443
  Income tax expense (benefit)..............    14,285     13,806      7,911     (7,534)    16,083
                                              --------   --------   --------   --------   --------
  Net income (loss).........................  $ 20,669   $ 16,710   $  5,825   $(21,444)  $ 26,360
                                              ========   ========   ========   ========   ========
CONSOLIDATED BALANCE SHEET DATA:
  Working capital...........................  $305,921   $255,000   $200,194   $133,302   $185,288
  Total assets..............................   731,495    700,541    532,645    443,883    510,249
  Long-term debt............................   204,000    183,500    181,000     72,339    102,658
  Stockholders' equity......................   341,902    309,338    249,778    295,785    310,388
NET INCOME (LOSS) PER COMMON SHARE:
  Basic.....................................  $   0.54   $   0.46   $   0.16   $  (0.55)  $   0.69
                                              ========   ========   ========   ========   ========
  Diluted...................................  $   0.52   $   0.43   $   0.15   $  (0.55)  $   0.67
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

(4) In the first quarter of 1997, in connection with its combination with TSX Corporation, ANTEC recorded pre-tax merger/integration costs aggregating approximately $28.0 million. Included in the merger/integration charge was a write-off of inventories totaling approximately $6.5 million that has been reflected in cost of sales. The combination was accounted for as a pooling of interests. (See Note 5 of the Notes to the Consolidated Financial Statements.)

(5) In the fourth quarter of 1996, the Company recorded a pre-tax charge of $3.6 million to affect the downsizing of the Company's advertising insertion business. Included in the charge was a write-down of inventories related to the advertising insertion business of approximately $1.5 million that has been reflected in cost of sales.

(6) In the third quarter of 1996, the Company sold its Canadian distribution business to Cabletel Communications Corporation.

(7) Net sales and cost of sales, in aggregate, for the years ended December 31, 2000 and 1999 differ from amounts previously reported as net sales and cost of sales in the respective Form 10-Q's and Form 10-K dated December 31, 1999, due to the adoption of EITF No. 00-10, Accounting for Shipping and Handling Fees and Costs, during the fourth quarter of 2000. (See Note 4 of the Notes to the Consolidated Financial Statements.)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following should be read in conjunction with ANTEC's consolidated financial statements and the related notes thereto and the description of the Company's business included elsewhere in this document.

ACQUISITION OF ARRIS

     On October 18, 2000, ANTEC agreed to acquire Nortel's interest in Arris Interactive, L.L.C., the joint venture between the two companies. In general, Nortel agreed to transfer its 81.25% stake in Arris in exchange for 33 million shares of Common Stock of a newly formed holding company and $325 million in cash, directly and, through the repayment of a loan, indirectly. In the transaction, ANTEC's stockholders would have received one share of the new holding company for each share of ANTEC that they held. The agreement contemplated that ANTEC would enter into a new revolving credit facility providing sufficient availability to pay the cash portion of the purchase price and to fund on-going operations of the combined entity. As a result of changes in industry and financial market conditions, ANTEC has not yet been able to obtain the contemplated credit facility. ANTEC and Nortel are in the process of renegotiating the terms of the agreement in order to reflect current industry and financial market conditions. ANTEC is currently seeking a credit facility sufficient for the revised terms. Although credit markets are extremely difficult in the telecommunications sector at the present time, ANTEC believes it will be able to obtain a commitment for an appropriate facility. The consummation of the acquisition, which is subject to the approval of ANTEC's stockholders, other customary closing conditions and certain regulatory approvals, is expected to occur in July of 2001 if the necessary credit facility is obtained.

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

     The following table sets forth ANTEC's key operating data as a percentage of net sales:

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               2000      1999      1998
                                                              ------    ------    ------
Net sales...................................................  100.0%    100.0%    100.0%
Cost of sales...............................................   81.4      80.5      74.1
                                                              -----     -----     -----
Gross profit................................................   18.6      19.5      25.9
Selling, general, administrative and development expenses...   13.4      13.2      19.3
Amortization of goodwill....................................    0.5       0.6       0.9
Restructuring and other.....................................     --       0.7       1.7
                                                              -----     -----     -----
Operating income............................................    4.7       5.0       4.0
Interest expense and other, net.............................    1.1       1.4       1.7
Other (income) expense, net.................................     --        --      (0.2)
Loss on marketable securities...............................    0.1        --        --
                                                              -----     -----     -----
Income before income tax expense............................    3.5       3.6       2.5
Income tax expense..........................................    1.4       1.6       1.4
                                                              -----     -----     -----
Net income..................................................    2.1%      2.0%      1.1%
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

     In addition, on October 25, 2000, AT&T announced that it will voluntarily break itself up into four separate publicly traded companies that will bundle each other's services through inter-company agreements. The immediate consequences, if any, to ANTEC, regarding product orders from AT&T, as a result of this split-up are not yet determinable. It is possible that the AT&T break-up will have a future material adverse effect on ANTEC's business. Circumstances significantly altering the relationship between ANTEC and either of AT&T or Cox Communications may arise in the future.

COMPARISON OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

     Net Sales. ANTEC's consolidated sales for 2000 increased by 18.2% to $998.7 million as compared to 1999 sales of $844.8 million. Over the last two years, ANTEC experienced a rise in sales resulting from earlier investments in new products, primarily for cable telephony and the increase in capital spending by communication providers, particularly the multiple system operators ("MSOs,") as they rebuild their plants in an effort to provide additional services, such as telephony. Through the twelve months ended December 31, 2000, all of ANTEC's product lines, cable telephony and Internet access products in particular, benefited from the growth in capital spending despite the slow down experienced during the fourth quarter of the year. ANTEC's Cornerstone voice and data product revenues grew from approximately $237.4 million in 1999 to approximately $312.3 million in 2000, an increase of approximately 31.6%. Cornerstone's growth focused on Host Digital Terminal sales. The HDT product provides an interface between the hybrid fiber-coax ("HFC") system and digital telephone switches. Additionally, the introduction of revenue from LANcity cable product sales, Cornerstone "data," was included in the results for the final three quarters of 1999 and all of 2000. These cable modems and cable modem termination systems have an open scaleable architecture ideal for small to large networks, allowing end users to work at speeds hundreds of times faster than conventional dial-up connections. Sales of these data products amounted to approximately $18.5 million for 2000 and $38.2 million for 1999. The decline in data product sales during 2000 is a result of the general market shift from proprietary technology to a standards-based technology or data over cable standards interface system ("DOCSIS"). The DOCSIS modems are a commodity product that face strong pricing pressure. Also, during the fourth quarter of 1999, ANTEC recorded revenue of approximately $28.7 million in connection with the sale of RF Concentration software to AT&T. This software is used in conjunction with the host digital terminal, and AT&T bought licenses equivalent to the number of HDTs purchased during 1999. Effective January 1, 2000 the price of the software was packaged with the sale of the device.

     The balance of the revenue increase for 2000, as compared to the prior year, was from revenue growth related to ANTEC's other product offerings. Exclusive of the Cornerstone voice and data growth, combined sales for the remaining product lines increased approximately $79.1 million:

     - Optical and broadband transmission product revenues increased approximately 6.0% to $259.7 million for the year ended December 31, 2000 as compared to $245.0 million for 1999. This growth within this area was particularly derived from optical headend, RF taps and T-carrier repeater product sales.

     - Outside plant and powering product revenues increased by approximately 18.2% to $169.8 million for the year ended December 31, 2000 as compared to $143.6 million for 1999. Sales of Monarch brand products, including drop, aerial, ground and underground products, as well as powering product sales led the year over year increase within this product offering.

     - Supplies and services revenue increased approximately 18.2% to $259.7 million for the year ended December 31, 2000 as compared to $219.6 million for 1999. Sales of fiber optic cable products and engineering services drove this increase.

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

     Gross Profit. The abrupt decline of business during the fourth quarter adversely affected ANTEC's overall gross margin results for 2000. Gross profit in 2000 was $185.8 million as compared to $165.0 million in 1999. Gross profit margins for 2000 slipped 0.9 percentage points to 18.6% versus 19.5% for the prior year. Within ANTEC's product families, gross profit results for 2000 as compared to 1999 were as follows:

     - Optical and broadband transmission gross margin percentage decreased approximately 0.2 percentage points to 25.9% for the twelve months ended December 31, 2000 as compared to 26.1% for 1999. Within this product category, fiber management product margins showed strong improvement in 2000 as compared to 1999, while radio frequency product margins declined approximately 6.6 percentage points during 2000 as compared to 1999.

     - Cable telephony and Internet access gross margin percentage increased approximately 0.1 percentage points to 14.6% for the twelve months ended December 31, 2000 as compared to 14.5% for 1999. The increase in margin dollars of approximately $11.1 million during 2000 as compared to 1999, is reflective of the year-over-year revenue growth within this product category.

     - Outside plant and powering gross margin percentage decreased 2.4 percentage points to 21.3% for the twelve months ended December 31, 2000 as compared to 23.7% for 1999. Overall margin performance within this category has been adversely affected by factory absorption issues, industry pricing pressures and an increase in volume of lower margin products, such as power supplies. These factors offset the positive effects of the increased revenue in this category during 2000 as compared to 1999.

     - Supplies and services gross margin percentage decreased approximately 2.5 percentage points to 15.7% for the twelve months ended December 31, 2000 as compared to 18.2% for 1999. There was an increase in sales of products within this category, particularly fiber optic cable that experienced strong margin pressure during 2000. Increased business with several customers came at the cost of being very competitive with product pricing. Additionally, during the second half of 2000, some suppliers of products within this category passed on pricing increasing to ANTEC and other customers. These combined factors resulted in the gross profit shortfall during 2000 as compared to 1999.

     When comparing the overall 2000 gross profit results to the overall 1999 gross profit results, both years were effected by a variety of factors, including:

     - Cost of sales for 1999 includes a $10.4 million pre-tax charge related to the elimination of certain product lines and the resulting inventory obsolescence charge. ANTEC discontinued certain older product lines not consistent with the Company's focus on two-way, high-speed Internet, voice and video communications equipment. This discontinuance affected the uninterruptible common ferroresonant and security lock powering products and included a narrowing of the Company's radio frequency ("RF") and optical products. During the second quarter of 2000, ANTEC recorded an additional $3.5 million pre-tax charge to cost of goods sold for product discontinuation costs, related to the continued evaluation of the estimated costs associated with these actions.

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

     It should be noted that the 2000 results include a one-time pre-tax gain of $2.1 million realized as a result of employee elections associated with a new and enhanced benefit plan and the resultant effect on ANTEC's defined benefit pension plan. Additionally, approximately $0.7 million has been charged to expense during 2000 incurred in connection with the New Jersey facility closure. (See Note 5 of the Notes to the Consolidated Financial Statements.)

     Restructuring. In the fourth quarter of 1999, in conjunction with the announced consolidation of the New Jersey facility to Georgia and the Southwest, coupled with the discontinuance of certain product offerings, ANTEC recorded a pre-tax charge of approximately $16.0 million. Included in the charge was approximately $2.6 million related to personnel costs and approximately $3.0 million related to lease termination and other facility shutdown charges. Included in the restructuring was the elimination of certain product lines resulting in an inventory obsolescence charge totaling approximately $10.4 million, which has been reflected in the cost of sales. The personnel-related costs included termination expenses for the involuntary dismissal of 87 employees, primarily engaged in engineering, inside sales and warehouse functions performed at the New Jersey facility. ANTEC offered terminated employees separation amounts in accordance with ANTEC's severance policy and provided the employees with specific separation dates. In connection with customer demand shifting to ANTEC's newer product offerings, such as the new Total System Power ("TSP") and the Scaleable and Micro Node products, ANTEC discontinued certain older product lines that were not consistent with ANTEC's focus on two-way, high-speed Internet, voice and video communications equipment. This discontinuance affected the uninterruptible common ferroresonant and security lock powering products and included the narrowing of ANTEC's RF and optical products.

     During the second quarter of 2000, ANTEC further evaluated its powering and RF products and recorded an additional pre-tax charge of $3.5 million to cost of goods sold, bringing the total reorganization related charge to $19.5 million. In addition to the charges totaling $19.5 million, ANTEC anticipated that approximately $1.6 million of relocation and fixed asset depreciation expenses would be incurred in connection with the New Jersey facility closure, of which approximately $0.7 million had been recognized as of December 31, 2000. As of December 31, 2000, $0.9 million related to personnel costs, $2.2 million related to RF product warranties and approximately $1.2 million related to lease termination and other facility shutdown expenses remained to be paid. ANTEC anticipates the majority of the personnel costs remaining will be expended during the first quarter of 2001 and that the remaining lease termination and facility shutdown charges will be expended during the first half of 2001. (See Note 5 of the Notes to the Consolidated Financial Statements.)

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

     Other Income and Expenses, net. The results for 1999 include the impact of approximately $2.2 million of channel fees recorded related to LANcity's first quarter sales to domestic cable companies. Beginning in April 1999, all LANcity revenue pertaining to cable modem and headend products sold into the Company's market was recorded by ANTEC. Due to the timing of the completion of the transaction, a channel fee of 15% was earned by ANTEC for sales of LANcity products sold in the first quarter of 1999. In addition, in connection with Nortel's contribution of LANcity to Arris, the Company recorded approximately $2.5 million of transaction related expenses.

     Income Tax Expense. Income tax expense for the year ended December 31, 2000 was approximately $14.3 million as compared to 1999 income tax expense of $13.8 million due to the increase in pre-tax earnings for 2000 as compared to 1999. During 1999, ANTEC shifted its focus towards a more aggressive tax savings and planning strategy. In line with this strategy, ANTEC was able to record benefits from filing amended foreign sales corporation ("FSC") returns as well as research and development ("R&D") credits from previous years. During 2000, with this tax strategy in place, ANTEC was able to reduce its effective tax rate from that of prior years.

     Net Income. Net income in 2000 was $20.7 million as compared to a net income of $16.7 million recorded in 1999. The results for 2000 included a $2.1 million pre-tax pension curtailment gain, an additional $3.5 million pre-tax charge to cost of goods sold related to the reorganizational charge taken in the fourth quarter of 1999, as well as several mark-to-market adjustments on investments which netted to a pre-tax loss of $0.8 million. Included in the 1999 results was the fourth quarter pre-tax restructuring charge of approximately $16.0 million. (See Financial Liquidity and Capital Resources.)

     Eliminating the gain transaction and the respective charges for 2000 and 1999, as identified above, net income for the year ended December 31, 2000 was approximately $22.9 million or $0.58 per diluted share as compared to 1999 results of approximately $29.6 million or $0.76 per diluted share.

COMPARISON OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

     Net Sales. ANTEC's revenue for 1999 increased by 54.5% to $844.8 million as compared to 1998 revenues of $546.8 million. The Company experienced a rapid rise in revenue during the year resulting from the large increase in capital spending by communication providers, particularly the MSOs, as they rebuilt their plants in an effort to provide additional services, such as telephony. Several of the Company's product lines, Cable Telephony and Internet Access products in particular, benefited from the substantial growth in spending. The Company's Cornerstone voice and data product sales grew from approximately $31.0 million in 1998 to approximately $237.4 million in 1999, an increase of more than 665%. Cornerstone's growth focused on the strength of host digital terminal sales. The HDT product provides an interface between the HFC system and digital telephone switches. Additionally, the introduction of revenue from LANcity cable product sales, Cornerstone "data", was included in the results for the final three quarters of 1999. These cable modems and cable modem termination systems have an open scaleable architecture ideal for small to large networks, allowing end users to work at speeds hundreds of times faster than conventional dial-up connections. Sales of these data products amounted to approximately $38.2 million for 1999. In addition, during the fourth quarter of 1999, the Company recorded revenue of approximately $28.7 million in connection with the sale of RF Concentration software to AT&T. This software is used in conjunction with the host digital terminal and AT&T purchased licenses equivalent to the number of HDTs they purchased during 1999. Effective January 1, 2000 the price of the software was packaged with the sale of the device.

     The balance of the revenue increase for 1999, as compared to the prior year, was from substantial revenue growth across most of the Company's other product offerings. Exclusive of the Cornerstone voice and data growth, combined sales for the remaining product lines increased approximately $91.6 million:

     - Optical and broadband transmission product revenues increased approximately 31.8% to $245.0 million for the year ended December 31, 1999 as compared to $185.9 million for 1998. This growth was across all product lines within this area, particularly the optronics and node products.

     - Outside plant and powering product revenues increased approximately 19.4% to $143.6 million for the year ended December 31, 1999 as compared to $120.3 million for 1998. Sales of Monarch brand products, including drop, aerial, ground and underground products, led the year over year increase within this product offering followed by increased sales of network interface devices.

     - Supplies and services revenue increased approximately 5.7% to $219.6 million for the year ended December 31, 1999 as compared to $207.8 million for 1998. Sales of fiber optic cable and installation tools drove this increase.

     Sales to ANTEC's largest customer, AT&T, reached approximately $355.0 million during 1999, or approximately 42.0% of the annual volume as compared to 1998 when sales to AT&T were $142.7 million or 26.1% of the volume for the year. This marked a $212.3 million increase in revenue from AT&T; an increase of approximately 149% for the year ended December 31, 1999.

     Gross Profit. Gross profit in 1999 was $165.0 million as compared to $141.8 million in 1998. Gross profit margins for 1999 slipped 6.4 percentage points to 19.5% versus 25.9% for the prior year. This decrease is attributable to a number of factors, including:

     - Cost of sales for 1999 included a $10.4 million charge related to the elimination of certain product lines and the resulting inventory obsolescence charge. The Company discontinued certain older product lines that are not consistent with the Company's focus on two-way, high-speed Internet, voice and video communications equipment. This discontinuance affected the uninterruptible common ferroresonant and security lock powering products and included a narrowing of the Company's radio frequency and optical products.

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

     - Margins for certain products were lower than anticipated, due in part, to increased manufacturing costs associated with a number of new product introductions completed during 1999. This included the ramp-up associated with the Total System Powering ("TSP") family of power supplies, enclosures and generators, the new modular Pedestal amplifier and node, the new 870MHz mini-bridgers and line extenders and the Proteus Scaleable Optical Node and Micro Node products. In line with the trimming of certain product offerings, customers rapidly shifted demand from ANTEC's traditional uninterruptible common ferroresonant and security lock power supplies and limited bandwidth, RF and Optical products to the newer products. This caused temporary part shortages on buy components and resulted in higher than planned unabsorbed overhead, material costs and factory inefficiencies, which negatively impacted margins.

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

     Restructuring. In the fourth quarter of 1999, in conjunction with the announced consolidation of the New Jersey facility to Georgia and the Southwest, coupled with the discontinuance of certain product offerings, the Company recorded a pre-tax charge of approximately $16.0 million. Included in the charge was approximately $2.6 million related to personnel costs and approximately $3.0 million related to lease termination and other facility shutdown charges. Included in the restructuring, related to the elimination of certain product lines, was an inventory obsolescence charge totaling approximately $10.4 million, which was reflected in the cost of sales. The personnel-related costs included termination expenses for the involuntary dismissal of 87 employees, primarily engaged in engineering, inside sales and warehouse functions performed at the New Jersey facility. Terminated employees were offered separation amounts in accordance with the Company's severance policy and were provided specific separation dates. In connection with customer demand shifting to the Company's newer product offerings, such as the new Total System Power ("TSP") and the Scaleable and Micro Node products, the Company discontinued certain older product lines that were not consistent with ANTEC's focus on two-way, high-speed Internet, voice and video communications equipment. This discontinuance affected the uninterruptible common ferroresonant and security lock powering products and included the narrowing of the Company's radio frequency and optical products. It was anticipated that, in addition to the recorded charge of $16.0 million, approximately $1.6 million of relocation and fixed asset depreciation expenses, to be incurred in connection with the New Jersey facility closure, would be recognized and expensed during 2000. These steps were taken to structure the Company into a more efficient organization and to further integrate ANTEC's speed-to-market philosophy. The Company's manufacturing operations located in New Jersey are being realigned in order to accelerate the production transition from in-house design and tooling functions into the manufacturing process. With the exception of saving approximately $1.5 million in lease obligation and SGA&D costs, the remaining costs related to the New Jersey facility were shifted to Georgia and the Southwest. (See Financial Liquidity and Capital Resources.)

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

     Other Income and Expenses. The results for 1999 include the impact of approximately $2.2 million of channel fees recorded related to LANcity's first quarter sales to domestic cable companies. Beginning in April 1999, all LANcity revenue pertaining to cable modem and headend products sold into the Company's market was recorded by ANTEC. Due to the timing of the completion of this transaction, a channel fee of 15% was earned by ANTEC for sales of LANcity products sold in the first quarter of 1999. In addition, in connection with Nortel's contribution of LANcity to Arris, the Company recorded approximately $2.5 million of transaction related expenses.

     Income Tax Expense. Income tax expense for the year ended December 31, 1999 was approximately $13.8 million as compared to the 1998 income tax expense of $7.9 million due to the increase in pre-tax earnings for 1999 as compared to 1998. Additionally, during 1999, the Company shifted its focus towards a more aggressive tax savings and planning strategy. In line with this strategy, the Company was able to record benefits from filing amended foreign sales corporation ("FSC") returns as well as research and development ("R&D") credits from previous years.

     Net Income. Net income in 1999 was $16.7 million as compared to a net income of $5.8 million recorded in 1998. The results for 1999 included the fourth quarter restructuring charge of approximately $16.0 million. Included in the 1998 results was a pre-tax restructuring charge of approximately $9.1 million. (See Financial Liquidity and Capital Resources.)

     Eliminating the respective charges for 1999 and 1998, net income for the year ended December 31, 1999 was approximately $29.6 million or $0.76 per diluted share as compared to the 1998 results of approximately $11.3 million or $0.29 per diluted share. Stripping away these factors, net income increased primarily as a result of the dramatic revenue growth during 1999.

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

  Investments

     In the ordinary course of business, ANTEC may make strategic investments in the equity securities of various companies, both public and private. As of December 31, 2000, approximately 31% of the Company's investments were in marketable securities, resulting in net realized and unrealized losses of approximately $0.8 million. Although the Company's future earnings and investment yields, as well as its liquidity and capital resources will be impacted by fluctuations in the market values of these investments, historically, the net effect of the market fluctuations have not been significant.

     The remaining 69% of the Company's investments at December 31, 2000 consist of securities that are not traded actively in a liquid market. Due to the nature of these investments, the Company is subject to the earnings and liquidity risks of the investees. (See Notes 2, 3 and 11 of the Notes to the Consolidated Financial Statements.)

  Liquidity Table

                                                            YEAR ENDED DECEMBER 31,
                                                           --------------------------
                                                            2000      1999      1998
                                                           ------    ------    ------
                                                             (DOLLARS IN THOUSANDS)
Working capital..........................................  $305.9    $255.0    $200.2
Current ratio............................................     2.7       2.2       3.0
Cash provided by (used in) operations....................  $  4.7    $ (4.3)   $(28.7)
Proceeds from issuance of common stock...................  $  5.5    $ 21.3    $  8.8
Capital expenditures.....................................  $ 15.5    $ 20.8    $ 16.8
A/R collection period (days).............................    66.7      70.9      70.7
Inventory turnover.......................................     3.6       3.5       3.0

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

  Cash Flow

     Cash levels increased by approximately $5.8 million during 2000 as compared to decreases of approximately $1.5 million and $2.8 million during 1999 and 1998, respectively. As discussed in more detail below, operating activities in 2000 provided approximately $4.7 million in positive cash flow while investing activities used approximately $23.7 million and financing activities provided approximately $24.8 million in positive cash flow. During 1999, net cash used in operating activities was $4.3 million. This use of cash was primarily resultant of net income of $16.7 million being offset by increases in accounts receivable and inventory levels in support of the Company's 1999 growth and an increase in other, net, which used $14.8 million. These operating cash outlays in 1999 were somewhat offset by non-cash activities which provided $23.2 million and an increase in accounts payable and accrued liabilities, which provided approximately $114.1 million in positive cash flow during the year. ANTEC spent $20.8 million in capital expenditures during 1999. These cash outlays during 1999 were partially offset by positive cash flows of $23.6 million provided through financing activities. Cash used by operating activities during 1998 was $28.7 million primarily driven by increases in accounts receivable and inventories from the low levels at year end 1997, which were partially offset by increases in accounts payable and accrued liabilities. Investment activity in 1998 consumed $23.0 million. These 1998 outlays were partially offset by $48.9 million of positive cash flow from financing activities.

     Operating activities provided cash of $4.7 million during 2000. Net income provided $20.7 million in positive cash flow during 2000. Non-cash items such as depreciation, amortization, deferred income taxes, provisions for doubtful accounts and losses on marketable securities accounted for positive cash flow of approximately $22.5 million in 2000. Additionally, a decrease in accounts receivable provided $36.0 million of positive cash flow during 2000 while an increase in inventory utilized cash of approximately $48.5 million. The increase in other, net, which utilized approximately $4.4 million in cash, relates to several factors including an increase in royalty receivables based on current year sales. A decrease in accounts payable and accrued liabilities used approximately $21.6 million through December 31, 2000.

     Days sales outstanding ("DSO") was approximately 67 days at December 31, 2000 as compared to 71 days outstanding at year end 1999. The fourth quarter of 2000 experienced a drop in receivable levels, primarily due to the low revenue levels recorded during the fourth quarter, which dropped the 2000 DSO below the range of 1999. Fourth quarter 2000 sales were adversely affected by the decline in customers' capital spending during that period. December 1999 sales included approximately $28.7 million in revenue pertaining to RF Concentration software licensing related to AT&T. Approximately $16.1 million in receivables was collected during the first week of January 2001 as compared to $21.9 million collected during the first week of January 2000.

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

RISK FACTORS

ANTEC'S BUSINESS HAS COME FROM TWO KEY CUSTOMERS. THE LOSS OF ONE OR BOTH OF THESE CUSTOMERS OR A SIGNIFICANT REDUCTION IN SERVICES TO ONE OR BOTH OF THESE CUSTOMERS WOULD HAVE A MATERIAL ADVERSE EFFECT ON ANTEC'S BUSINESS.

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

     On November 24, 2000, AT&T Broadband, a unit of AT&T Corporation, announced that it would not accept or pay for product shipments that it had previously ordered until mid-January 2001. On the trading day following the AT&T Broadband announcement, ANTEC's stock price fell $2.36 per share, or 21%, from its previous closing price per share as indicated by the Nasdaq National Stock Market System. The delayed shipments had a material adverse effect on ANTEC's revenue and earnings in the fourth quarter of 2000. ANTEC anticipates overall sales to AT&T in 2001 will be reduced from the sales level achieved in 2000.

     In addition, on October 25, 2000, AT&T announced that it will voluntarily break itself up into four separate publicly traded companies that will bundle each other's services through inter-company agreements. The immediate consequences, if any, to ANTEC, regarding product orders from AT&T, as a result of this split-up are not yet determinable. It is possible that the AT&T break-up will have a future material adverse effect on ANTEC's business. Circumstances significantly altering the relationship between ANTEC and AT&T or Cox Communications may arise in the future.

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

PRODUCTS CURRENTLY UNDER DEVELOPMENT MAY FAIL TO REALIZE ANTICIPATED BENEFITS.

     Rapidly changing technologies, evolving industry standards, frequent new product introductions and relatively short product life cycles characterize the markets for ANTEC's products. The technology applications currently under development by ANTEC may not be successfully developed. Even if the developmental products are successfully developed, they may not be widely used or ANTEC may not be able to successfully exploit these technology applications. To compete successfully, ANTEC must quickly design, develop, manufacture and sell new or enhanced products that provide increasingly higher levels of performance and reliability. However, ANTEC may not be able to successfully develop or introduce these products if its products:

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

ANTEC'S SUCCESS DEPENDS IN LARGE PART ON ITS ABILITY TO ATTRACT AND RETAIN QUALIFIED PERSONNEL IN ALL FACETS OF ITS OPERATIONS.

     Competition for qualified personnel is intense, and ANTEC may not be successful in attracting and retaining key executives, marketing, engineering and sales personnel, which could impact its ability to maintain and grow its operations. ANTEC's future success will depend, to a significant extent, on the ability of its management to operate effectively. In the past, competitors and others have attempted to recruit ANTEC employees and in the future, these attempts may continue. The loss of services of any key personnel, the inability to attract and retain qualified personnel in the future or delays in hiring required personnel, particularly engineers and other technical professionals could negatively affect ANTEC's business.

ANTEC'S INTERNATIONAL OPERATIONS MAY BE ADVERSELY AFFECTED BY ANY DECLINE IN THE DEMAND FOR BROADBAND SYSTEMS DESIGNS AND EQUIPMENT IN INTERNATIONAL MARKETS.

     Historically, sales of broadband communications equipment into international markets have been an important part of ANTEC's business, a trend that ANTEC expects to continue. In addition, United States broadband system designs and equipment are increasingly being deployed in international markets, where market penetration is relatively lower than in the United States. While international operations are expected to comprise an integral part of ANTEC's future business, there can be no assurances that international markets will continue to develop or that ANTEC will receive additional contracts to supply equipment in these markets. ANTEC's international operations may be adversely affected by changes in the foreign laws or trade in the countries in which it has manufacturing or assembly plants. A significant portion of ANTEC's products are manufactured or assembled in Mexico and other countries outside the United States.

     ANTEC's foreign operations are subject to risks inherent in conducting operations abroad, including risks with respect to:

     - currency exchange rates between the United States and Mexico and other countries in which ANTEC has operations;

     - economic and political destabilization;

     - restrictive actions and taxation by foreign governments in countries where ANTEC has operations;

     - difficulty in converting earnings to U.S. dollars or moving funds out of the country in which they were earned;

     - longer accounts receivable payment cycles and difficulties in collecting these accounts receivable in countries where ANTEC has operations;

     - nationalization of ANTEC's businesses;

     - the laws and policies of the United States affecting trade;

     - foreign investment and loans; and

     - foreign tax laws.

ANTEC'S PROFITABILITY HAS BEEN, AND MAY CONTINUE TO BE, VOLATILE, WHICH COULD ADVERSELY AFFECT THE PRICE OF ANTEC'S STOCK.

     For the third and fourth quarters of 2000, ANTEC failed to meet the level of profitability expected by the investment community. Further, ANTEC has experienced years with significant operating losses. ANTEC has been profitable during recent years, however ANTEC's business may not be profitable or meet the level of expectations of the investment community in the future, which could have a material adverse impact on ANTEC's stock price.

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

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The report of independent auditors and consolidated financial statements and notes thereto for the Company are included in this Report and are listed in the Index to Consolidated Financial Statements which appears on page 31.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                               ANTEC CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                                ----
Report of Ernst & Young LLP, Independent Auditors...........     32
Consolidated Balance Sheets at December 31, 2000 and 1999
  (as restated).............................................     33
Consolidated Statements of Operations for the years ended
  December 31, 2000, 1999 and 1998 (as restated for 2000 and
  1999).....................................................     34
Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 1999 and 1998 (as restated for 2000 and
  1999).....................................................     35
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 2000, 1999 and 1998 (as restated
  for 2000 and 1999)........................................     36
Notes to the Consolidated Financial Statements..............     37

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
ANTEC Corporation

     We have audited the accompanying consolidated balance sheets of ANTEC Corporation as of December 31, 2000 and 1999 (as restated) and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000 (2000 and 1999 as restated). Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of ANTEC's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ANTEC Corporation at December 31, 2000 and 1999 (as restated), and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 (2000 and 1999 as restated), in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     The consolidated financial statements as of and for the years ended December 31, 2000 and December 31, 1999 have been restated as discussed in Note 2.

                                          /s/ ERNST & YOUNG LLP

Atlanta, Georgia
February 7, 2001, except for Note 2 paragraph 4, as to which the date is June 26, 2001

                               ANTEC CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
                                                                 (AS RESTATED)
                                                                 (IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents.................................  $  8,788    $  2,971
  Accounts receivable (net of allowances for doubtful
     accounts of $6,686 in 2000 and $7,505 in 1999).........   138,537     106,955
  Accounts receivable from AT&T.............................    21,662      90,395
  Inventories...............................................   263,683     215,216
  Income taxes recoverable..................................    17,895      10,403
  Deferred income taxes.....................................    18,928      18,608
  Investments held for resale...............................     1,561          --
  Other current assets......................................    19,098      15,989
                                                              --------    --------
          Total current assets..............................   490,152     460,537
Property, plant and equipment (net of accumulated
  depreciation of $55,443 in 2000 and $43,195 in 1999)......    53,353      51,406
Goodwill (net of accumulated amortization of $51,559 in 2000
  and $46,641 in 1999)......................................   144,919     149,836
Investments.................................................    12,085       8,468
Deferred income taxes.......................................     6,773       6,905
Other assets................................................    24,213      23,389
                                                              --------    --------
                                                              $731,495    $700,541
                                                              ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $138,774    $153,596
  Accrued compensation, benefits and related taxes..........    17,350      20,539
  Other accrued liabilities.................................    28,107      31,402
                                                              --------    --------
          Total current liabilities.........................   184,231     205,537
Long-term debt..............................................   204,000     183,500
Deferred income taxes.......................................     1,362       2,166
                                                              --------    --------
          Total liabilities.................................   389,593     391,203
Stockholders' equity:
  Preferred stock, par value $1.00 per share, 5.0 million
     shares authorized; none issued and outstanding.........        --          --
  Common stock, par value $0.01 per share, 150.0 million and
     75.0 million shares authorized; 38.1 million and 37.6
     million shares issued and outstanding in 2000 and 1999,
     respectively...........................................       383         378
  Capital in excess of par value............................   266,216     252,245
  Retained earnings.........................................    77,569      56,900
  Unrealized holding loss on marketable securities..........    (1,668)         --
  Unearned compensation.....................................      (678)       (184)
  Cumulative translation adjustments........................        80          (1)
                                                              --------    --------
          Total stockholders' equity........................   341,902     309,338
                                                              --------    --------
                                                              $731,495    $700,541
                                                              ========    ========

        See accompanying notes to the consolidated financial statements.

                               ANTEC CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                          ------------------------------------------
                                                              2000             1999           1998
                                                          -------------    -------------    --------
                                                          (AS RESTATED)    (AS RESTATED)
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales (includes sales to AT&T of $431.5 million,
  $355.0 million and $142.7 million for the years
  ended December 31, 2000, 1999, and 1998,
  respectively).......................................      $998,730         $844,756       $546,767
Cost of sales.........................................       812,958          679,774        404,999
                                                            --------         --------       --------
  Gross profit........................................       185,772          164,982        141,768
Operating expenses:
  Selling, general, administrative and development
     expenses.........................................       133,988          111,937        105,643
  Amortization of goodwill............................         4,917            4,946          4,910
  Restructuring and other charges.....................            --            5,647          9,119
                                                            --------         --------       --------
                                                             138,905          122,530        119,672
                                                            --------         --------       --------
Operating income......................................        46,867           42,452         22,096
Other expense (income):
  Interest expense....................................        11,053           12,406          9,337
  Other (income) expense, net.........................            87             (745)          (977)
  Loss on marketable securities.......................           773              275             --
                                                            --------         --------       --------
Income before income tax expense......................        34,954           30,516         13,736
Income tax expense....................................        14,285           13,806          7,911
                                                            --------         --------       --------
Net income............................................      $ 20,669         $ 16,710       $  5,825
                                                            ========         ========       ========
Net income per common share:
  Basic...............................................      $   0.54         $   0.46       $   0.16
                                                            ========         ========       ========
  Diluted.............................................      $   0.52         $   0.43       $   0.15
                                                            ========         ========       ========
Weighted average common shares:
  Basic...............................................        37,965           36,600         37,195
                                                            ========         ========       ========
  Diluted.............................................        39,571           38,867         38,751
                                                            ========         ========       ========

        See accompanying notes to the consolidated financial statements.

                               ANTEC CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEARS ENDED DECEMBER 31,
                                                         -------------------------------------------
                                                             2000             1999           1998
                                                         -------------    -------------    ---------
                                                         (AS RESTATED)    (AS RESTATED)
                                                                       (IN THOUSANDS)
Operating activities:
  Net income...........................................    $  20,669        $  16,710      $   5,825
  Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation and amortization.....................       19,631           17,075         16,163
     Provision for doubtful accounts...................        1,117            5,859          1,971
     Deferred income taxes.............................           30             (405)        (3,310)
     Loss on marketable securities.....................          773              275             --
     Amortization of unearned compensation.............          950              389            295
     Changes in operating assets and liabilities, net
       of effects of acquisitions:
       Decrease (increase) in accounts receivable......       36,034          (79,250)       (38,130)
       (Increase) in inventories.......................      (48,467)         (64,228)       (39,290)
       (Decrease) increase in accounts payable and
          accrued liabilities..........................      (21,629)         114,106         28,904
       (Increase) in other, net........................       (4,386)         (14,807)        (1,124)
                                                           ---------        ---------      ---------
Net cash provided by (used in) operating activities....        4,722           (4,276)       (28,696)

Investing activities:
  Purchases of property, plant and equipment...........      (15,498)         (20,802)       (16,757)
  Investments in/advances to joint ventures............           52               --         (6,800)
  Strategic investments................................       (8,250)              --            584
                                                           ---------        ---------      ---------
Net cash (used in) investing activities................      (23,696)         (20,802)       (22,973)
                                                           ---------        ---------      ---------
Net cash (used) before financing activities............      (18,974)         (25,078)       (51,669)

Financing activities:
  Borrowings under credit facilities...................      352,000          251,500        151,000
  Reductions in borrowings under credit facilities.....     (331,500)        (249,000)      (157,339)
  Issuance of 4.5% convertible subordinated notes......           --               --        115,000
  Purchase and retirement of common stock..............           --               --        (63,459)
  Deferred financing costs paid........................       (1,163)            (166)        (5,142)
  Proceeds from issuance of common stock...............        5,454           21,279          8,801
                                                           ---------        ---------      ---------
Net cash provided by financing activities..............       24,791           23,613         48,861

Net increase (decrease) in cash and cash equivalents...        5,817           (1,465)        (2,808)
Cash and cash equivalents at beginning of year.........        2,971            4,436          7,244
                                                           ---------        ---------      ---------
Cash and cash equivalents at end of year...............    $   8,788        $   2,971      $   4,436
                                                           =========        =========      =========
Supplemental cash flow information:
  Interest paid during the year........................    $  10,966        $  10,893      $   7,119
                                                           =========        =========      =========
  Income taxes paid during the year....................    $  15,286        $   5,690      $   9,384
                                                           =========        =========      =========

        See accompanying notes to the consolidated financial statements.

                               ANTEC CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                            UNREALIZED
                                                     CAPITAL IN                              LOSS ON     CUMULATIVE
                                           COMMON    EXCESS OF    RETAINED     UNEARNED     MARKETABLE   TRANSLATION
                                            STOCK    PAR VALUE    EARNINGS   COMPENSATION   SECURITIES   ADJUSTMENTS    TOTAL
                                           -------   ----------   --------   ------------   ----------   -----------   --------
                                                                              (IN THOUSANDS)
Balance, December 31, 1997...............  $   393    $261,081    $34,365      $  (188)      $    --        $(54)      $295,597
Comprehensive income:
  Net income.............................       --          --      5,825           --            --          --          5,825
  Translation adjustment.................       --          --         --           --            --          91             91
                                                                                                                       --------
  Comprehensive income...................                                                                                 5,916
  Shares granted under stock award
    plan.................................       --         318         --         (318)           --          --             --
  Compensation under stock award plan....       --          --         --          295            --          --            295
  Issuance of common stock and other.....        8       8,793         --           --            --          --          8,801
  Tax benefit related to exercise of
    stock options/warrants...............       --       2,417         --           --            --          --          2,417
  Repurchase of common stock.............      (43)    (63,416)        --           --            --          --        (63,459)
                                           -------    --------    -------      -------       -------        ----       --------
Balance, December 31, 1998...............      358     209,193     40,190         (211)           --          37        249,567
Comprehensive income:
  Net income (as restated)...............       --          --     16,710           --            --          --         16,710
  Translation adjustment.................       --          --         --           --            --         (38)           (38)
                                                                                                                       --------
  Comprehensive income...................                                                                                16,672
  Shares granted under stock award
    plan.................................       --         362         --         (362)           --          --             --
  Compensation under stock award plan....       --          --         --          389            --          --            389
  Issuance of common stock and other.....       20      21,259         --           --            --          --         21,279
  Tax benefit related to exercise of
    stock options........................       --      21,431         --           --            --          --         21,431
                                           -------    --------    -------      -------       -------        ----       --------
Balance, December 31, 1999 (as
  restated)..............................      378     252,245     56,900         (184)           --          (1)       309,338
Comprehensive income:
  Net income (as restated)...............       --          --     20,669           --            --          --         20,669
  Unrealized loss on marketable
    securities...........................       --          --         --           --        (1,668)         --         (1,668)
  Translation adjustment.................       --          --         --           --            --          81             81
                                                                                                                       --------
  Comprehensive income...................                                                                                19,082
  Shares granted under stock award
    plan.................................       --       1,444         --       (1,444)           --          --             --
  Compensation under stock award plan....       --          --         --          950            --          --            950
  Issuance of common stock and other.....        5       5,449         --           --            --          --          5,454
  Tax benefit related to exercise of
    stock options........................       --       7,078         --           --            --          --          7,078
                                           -------    --------    -------      -------       -------        ----       --------
Balance, December 31, 2000 (as
  restated)..............................  $   383    $266,216    $77,569      $  (678)      $(1,668)       $ 80       $341,902
                                           =======    ========    =======      =======       =======        ====       ========

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

NOTE 2. LANCITY TRANSACTION AND RESTATEMENT

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

     In connection with the transaction, as previously disclosed, ANTEC recorded a one-time, pre-tax, non-cash gain of $60.0 million, net of $2.5 million of transaction related expenses, based upon an independent valuation of LANcity. The transaction was accounted for, in effect, as if it were a gain on the sale of a 12.50% interest in Arris by ANTEC to Nortel in exchange for a 12.50% interest in LANcity. ANTEC elected to recognize gains or losses on the sale of previously unissued stock of a subsidiary or investee based on the difference between the carrying amount of the equity interest in the investee immediately before and after the transaction and deferred income taxes were provided on such gain.

     ANTEC's interest in Arris was subject to further dilution based upon its performance over the eighteen-month period ended June 30, 2000. At the expiration of the eighteen-month period, no further dilution of ANTEC's share of the joint venture occurred, and, based upon the initial independent valuation, as previously

                               ANTEC CORPORATION
disclosed, ANTEC recorded an additional one-time, pre-tax, non-cash gain of $31.25 million to reflect ANTEC's final ownership percentage in the joint venture of 18.75%.

     The Company has restated its consolidated financial statements for the years ended December 31, 2000 and 1999 by eliminating the gain of $31.25 million and $62.5 million, respectively, recorded on the LANcity transaction in the second quarter of the year ended December 31, 2000 and the first quarter of the year ended December 31, 1999. The gains previously recorded for the years ended December 31, 2000 and 1999 were based on the fair value of the LANcity assets contributed to Arris by Nortel. Upon further review, in connection with the pending acquisition of Nortel's interest in Arris, the Company determined that Arris accounted for the contribution of LANcity into Arris at historical cost in a manner similar to a pooling of interests since LANcity and Arris were under the common control of Nortel. Accordingly, the Company revised its accounting for the LANcity transaction to be consistent with the accounting by Arris. As Arris continued to have a deficit in members' equity subsequent to the LANcity transaction and the Company's accounting for the transaction is predicated on the accounting by Arris, the Company has eliminated its one-time, pre-tax, non-cash gain on the LANcity transaction. The effects of the restatement on the Company's financial statements as of and for the years ending December 31, 2000 and 1999 are as follows (in thousands except for per share amounts):

                                                         2000                          1999
                                              --------------------------    --------------------------
                                              AS REPORTED    AS RESTATED    AS REPORTED    AS RESTATED
Investments.................................   $105,835       $ 12,085       $ 70,968       $  8,468
Noncurrent deferred income tax assets.......      5,292          6,773          5,918          6,905
Total assets................................    823,764        731,495        762,054        700,541
Noncurrent deferred income tax
  liabilities...............................     36,912          1,362         25,866          2,166
Total liabilities...........................    425,143        388,593        414,903        391,203
Retained earnings...........................    134,288         77,569         94,713         56,900
Total stockholders' equity..................    398,621        341,902        347,151        309,338
Gain on LANcity transaction.................     31,250             --         60,000             --
Other expense (income), net.................         87             87         (3,245)          (745)
Income before income tax expense............     66,204         34,954         93,016         30,516
Income tax expense..........................     26,629         14,285         38,493         13,806
Net income..................................     39,575         20,669         54,523         16,710
Net income per share -- basic...............   $   1.04       $   0.54       $   1.49       $   0.46
Net income per share -- diluted.............   $   0.98       $   0.52       $   1.33       $   0.43

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     During the first quarter of 1999, the Company completed the combination of the Broadband Technology Division of Nortel ("LANcity") with the Arris joint venture. This transaction reduced ANTEC's interest in Arris to 18.75%. ANTEC's interest in Arris was subject to further dilution based upon LANcity's performance over the eighteen-month period ended June 30, 2000. At the expiration of the eighteen-month period, no further dilution of ANTEC's share of the joint venture occurred. Due to this change in ownership percentage, effective March 31, 1999, ANTEC accounts for this investment under the cost method. The Company initially recorded one-time, pre-tax, non-cash gains of $31.25 million and $60.0 million for the years ended December 31, 2000 and 1999, respectively, based on the fair value of the LANcity assets contributed to Arris. Upon further review, because Arris accounted for the transaction similar to a pooling of interests, the Company has revised its financial statements to record the gain based on the historical value of the LANcity assets. (See Note 2 of the Notes to the Consolidated Financial Statements.)

     ANTEC recorded no equity in the net (loss) of Arris for the year ended December 31, 1998, as ANTEC's investment in Arris was $0. For the quarter ended March 31, 1999, ANTEC recorded no equity in the net income of Arris as the joint venture agreement states that all net profits of Arris would be allocated to Nortel first to the extent of allocations of prior net losses. Subsequent to March 31, 1999 Arris has been accounted for on the cost method as ANTEC's interest in Arris was reduced to 18.75%.

     The Company has elected to recognize gains or losses on the sale of previously unissued stock of a subsidiary or investee, based on the difference between the carrying amount of the equity interest in the investee immediately before and after the transaction.

     Purchases from Arris were approximately $266.6 million, $215.2 million and $28.3 million for 2000, 1999 and 1998, respectively. ANTEC had accounts payable to Arris of approximately $80.1 million and $80.0 million, and net accounts receivable from Arris of $2.7 million and $10.1 million at December 31, 2000 and 1999, respectively. ANTEC also holds a participation in a note receivable from Arris of approximately $12.4 million and $11.8 million at December 31, 2000 and 1999, respectively. This note bears interest indexed to LIBOR earning varying rates of interest between 7% and 8% annually. Included in the note receivable balance is $0.8 million and $0.1 million in accrued interest for the years ended December 31, 2000 and 1999, respectively, net of payments made during the periods disclosed.

                               ANTEC CORPORATION

     The Company holds a 50% interest in Tanco, L.L.C. ("Tanco"), a joint venture accounted for under the equity method. Tanco was established to complete build-outs of cable infrastructures in three cities, primarily for AT&T. During 1999, AT&T exercised its right to terminate, for convenience, its contracts with the joint venture and take over the management of these projects directly. The joint venture was not designed as a profit-generating vehicle and the termination of these contracts did not have a material adverse effect on the Company or its product sales to AT&T.

     The joint venture is moving through the process of dissolution and ANTEC's investment in Tanco at December 31, 2000 and 1999 was $0. ANTEC's joint venture partner controlled Tanco and ANTEC's equity in Tanco's income (loss) for December 31, 2000, 1999 and 1998 was $0.

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

  (g) Revenue Recognition

     ANTEC's revenue recognition policies are in compliance with Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as issued by the Securities and Exchange Commission. Sales and related cost of sales are recognized at the time products are shipped or title passes pursuant to the terms of the agreement with the customer, the amount due from the customer is fixed and collectibility of the related receivable is reasonably assured. Sales of services are recognized at the time of performance. ANTEC resells software developed by outside third parties. Software sold by ANTEC does not require significant production, modification or customization. Software revenue is generally recognized when shipment is made, no significant vendor obligations remain and collection is considered probable.

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

  (h) Depreciation of Property, Plant and Equipment

     The Company provides for depreciation of property, plant and equipment principally on the straight-line basis over the estimated useful lives of 25 to 40 years for buildings and improvements, 3 to 10 years for

                               ANTEC CORPORATION
machinery and equipment, and the term of the lease for leasehold improvements. Depreciation expense for the three years ended December 31, 2000, 1999 and 1998 was approximately $13.6 million, $11.0 million and $11.3 million, respectively.

  (i) Goodwill and Long-Lived Assets

     Goodwill relates to the excess of cost over net assets resulting principally from the acquisition of Anixter by Anixter International in 1986, which has been allocated to ANTEC, and from subsequent acquisitions by ANTEC and by Anixter of businesses now owned by ANTEC. Goodwill resulting from the acquisition of Anixter by Anixter International was allocated to the Company based on ANTEC's proportionate share of total operating earnings of Anixter for the period subsequent to the acquisition by Anixter International. ANTEC assesses the recoverability of goodwill and other long-lived assets whenever events or changes in circumstances indicate that expected future undiscounted cash flows might not be sufficient to support the carrying amount of an asset. If expected future undiscounted cash flows from operations are less than their carrying amounts, an asset is determined to be impaired, and a loss is recorded for the amount by which the carrying value of the asset exceeds its fair value. Fair value is based on discounting estimated future cash flows or using other valuation methods as appropriate. Non-cash amortization expense is being recognized as a result of amortization of goodwill on a straight-line basis over a period of 40 years from the respective dates of acquisition.

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

  (m) Income Taxes

     ANTEC uses the liability method of accounting for income taxes, which requires recognition of temporary differences between financial statement and income tax bases of assets and liabilities, measured by enacted tax rates.

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

                               ANTEC CORPORATION

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

  (q) Concentrations of Credit

     Financial instruments that potentially subject ANTEC to concentrations of credit risk consist principally of temporary cash investments and accounts receivable. ANTEC places its temporary cash investments with high credit quality financial institutions in accordance with debt agreements. Concentrations with respect to accounts receivable occur as the Company sells primarily to large, well established companies, however, the credit quality of these customers significantly diminish the risk of loss from extension of credit. ANTEC closely monitors extensions of credit to other parties and, where necessary, utilizes common financial instruments to mitigate risk or requires cash on delivery terms. Overall financial strategies and the effect of using a hedge are reviewed periodically.

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

                               ANTEC CORPORATION

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

     It is the Company's policy to recognize all derivative financial instruments, such as interest rate swap contracts and foreign exchange contracts, in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are either recognized periodically in income or in shareholders' equity as a component of comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair values of the hedged items that relate to the hedged risk(s). Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in comprehensive income net of deferred taxes. Changes in fair values of derivatives not qualifying as hedges are reported in income.

NOTE 4. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

     In the first quarter of 1998, the Company adopted FASB Statement No. 130, Reporting of Comprehensive Income, which establishes standards for the financial presentation of comprehensive income and its

                               ANTEC CORPORATION
components. Adoption of FASB Statement No. 130 had no effect on the Company's financial position or operating results.

NOTE 5. RESTRUCTURING AND OTHER CHARGES

     In the fourth quarter of 1999, in conjunction with the announced consolidation of the New Jersey facility to Georgia and the Southwest, coupled with the discontinuance of certain product offerings, the Company recorded a pre-tax charge of approximately $16.0 million. Included in the charge was approximately $2.6 million related to personnel costs and approximately $3.0 million related to lease termination and other facility shutdown charges. Included in the restructuring was the elimination of certain product lines resulting in an inventory obsolescence charge totaling approximately $10.4 million, which has been reflected in the cost of sales. The personnel-related costs included termination expenses for the involuntary dismissal of 87 employees, primarily engaged in engineering, inside sales and warehouse functions performed at the New Jersey facility. ANTEC offered terminated employees separation amounts in accordance with ANTEC's severance policy and provided the employees with specific separation dates. In connection with customer demand shifting to ANTEC's newer product offerings, such as the new Total System Power ("TSP") and the Scaleable and Micro Node products, ANTEC discontinued certain older product lines that were not consistent with ANTEC's focus on two-way, high-speed Internet, voice and video communications equipment. This discontinuance affected the uninterruptible common ferroresonant and security lock powering products and included the narrowing of ANTEC's radio frequency and optical products.

     During the second quarter of 2000, ANTEC further evaluated its powering and radio frequency products and recorded an additional pre-tax charge of $3.5 million to cost of goods sold, bringing the total reorganization related charge to $19.5 million. In addition to the charges totaling $19.5 million, ANTEC anticipated that approximately $1.6 million of relocation and fixed asset depreciation expenses would be incurred in connection with the New Jersey facility closure, of which approximately $0.7 million has been recognized as of December 31, 2000. As of December 31, 2000, $0.9 million related to personnel costs, $2.2 million related to RF product warranties and approximately $1.2 million related to lease termination and other facility shutdown expenses remain to be paid. ANTEC anticipates the majority of the personnel costs remaining will be expended at the close of the first quarter of 2001 while the remaining lease termination and facility shutdown charges will be fully recognized through the first half of 2001. ANTEC undertook all of these actions to structure itself into a more efficient organization and to further integrate ANTEC's speed-to-market philosophy. ANTEC realigned its manufacturing operations located in New Jersey in order to accelerate the production transition from in-house design and tooling functions into the manufacturing process. With the exception of saving approximately $1.5 million in lease obligation and selling, general, administrative and development costs, ANTEC has shifted the remaining costs related to the New Jersey facility to Georgia and the Southwest.

     In January 1998, ANTEC announced a consolidation plan implemented concurrently with the creation of the new organization in Georgia. ANTEC completed the consolidation of its Rolling Meadows, Illinois corporate and administrative functions into the Duluth, Georgia or the Englewood, Colorado locations during 1999. As part of the consolidation, the two principal facilities located in Georgia were consolidated and some international operating and administrative functions located in Miami and Chicago were also consolidated in Georgia. In connection with these consolidations, ANTEC recorded a pre-tax charge of approximately $10.0 million in the first quarter of 1998. The components of the restructuring charge included approximately $7.6 million related to personnel costs and approximately $2.4 million related to lease termination payments and other costs. Subsequently, during the fourth quarter of 1998, ANTEC reduced this charge by $0.9 million as a result of the ongoing evaluation of the estimated costs associated with these actions. The personnel-related costs included termination expenses related to the involuntary termination of 177 employees, primarily related to the finance and management information systems activities as well as international operational functions located in Chicago and Miami. ANTEC offered terminated employees separation amounts in accordance with

                               ANTEC CORPORATION

ANTEC's severance policy and provided the employees with specific separation dates. As of December 31, 1999, 139 of the 177 employees had been terminated and it was determined that 38 employees originally included as part of the 177 employees to be terminated would remain as employees. Additionally, ANTEC's actual cost of terminating or sub-letting real estate obligations in Georgia and Illinois were slightly higher than anticipated. As of December 31, 1999, approximately $0.6 million of accrued costs related to the obligations resulting from this restructuring remained. ANTEC expended this remaining balance during the first quarter of 2000.

NOTE 6. INVENTORIES

     Inventories are stated at the lower of average, approximating first-in, first-out, cost or market. The components of inventory are as follows (in thousands):

                                                             DECEMBER 31,
                                                         --------------------
                                                           2000        1999
                                                         --------    --------
Raw material...........................................  $ 62,458    $ 57,538
Work in process........................................     9,119       9,938
Finished goods.........................................   192,106     147,740
                                                         --------    --------
          Total inventories............................  $263,683    $215,216
                                                         ========    ========

NOTE 7. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment, at cost, consisted of the following (in thousands):

                                                             DECEMBER 31,
                                                         --------------------
                                                           2000        1999
                                                         --------    --------
Land...................................................  $  2,549    $  2,549
Buildings and leasehold improvements...................    15,394      15,485
Machinery and equipment................................    90,853      76,567
                                                         --------    --------
                                                          108,796      94,601
Less: Accumulated depreciation.........................   (55,443)    (43,195)
                                                         --------    --------
          Total property, plant and equipment, net.....  $ 53,353    $ 51,406
                                                         ========    ========

NOTE 8. LONG-TERM DEBT

     Long-term debt consisted of the following (in thousands):

                                                             DECEMBER 31,
                                                         --------------------
                                                           2000        1999
                                                         --------    --------
Revolving Credit Facility..............................  $ 89,000    $ 68,500
4.5% Convertible Subordinated Notes....................   115,000     115,000
                                                         --------    --------
                                                         $204,000    $183,500
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

                               ANTEC CORPORATION

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

     On May 21, 1998, ANTEC entered into a secured four-year credit facility ("Credit Facility") with a group of banks aggregating $85.0 million. This Credit Facility permitted ANTEC to borrow, on a revolving basis, an amount contingent upon the level of certain eligible assets providing for various interest rate alternatives that were secured by substantially all of ANTEC's assets.

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

     The following shares of Common Stock have been reserved for future issuance:

                                                              DECEMBER 31,
                                                 --------------------------------------
                                                    2000          1999          1998
                                                 ----------    ----------    ----------
Convertible subordinated notes.................   4,791,667     4,791,667     4,791,667
Stock options..................................   7,251,775     4,742,112     6,612,469
Director stock units...........................      40,500        36,900        35,900
Employee stock purchase plan...................     448,298       466,907        11,358
TCI options....................................     854,341       854,341       854,341
Nortel Networks................................          --     2,747,252            --
                                                 ----------    ----------    ----------
Total..........................................  13,386,581    13,639,179    12,305,735
                                                 ==========    ==========    ==========

                               ANTEC CORPORATION

NOTE 10. EARNINGS PER SHARE

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations for the periods indicated (in thousands except per share data):

                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                   -----------------------------------------
                                                       2000             1999          1998
                                                   -------------    -------------    -------
                                                   (AS RESTATED)    (AS RESTATED)
Basic:
  Net income.....................................     $20,669          $16,710       $ 5,825
                                                      =======          =======       =======
  Weighted average shares outstanding............      37,965           36,600        37,195
                                                      =======          =======       =======
  Basic earnings per share.......................     $  0.54          $  0.46       $  0.16
                                                      =======          =======       =======
Diluted:
  Net income.....................................     $20,669          $16,710       $ 5,825
                                                      =======          =======       =======
  Weighted average shares outstanding............      37,965           36,600        37,195
  Net effect of dilutive securities:
     Add: options/warrants, net of tax benefit...       1,606            2,267         1,556
                                                      -------          -------       -------
  Total..........................................      39,571           38,867        38,751
                                                      =======          =======       =======
  Diluted earnings per share.....................     $  0.52          $  0.43       $  0.15
                                                      =======          =======       =======

     Under the treasury stock method of calculating earnings per share, the 4.5% Convertible Subordinated Notes issued in May 1998, were antidilutive for all periods presented.

NOTE 11. INCOME TAXES

     Income before income taxes consisted of the following (in thousands):

                                                          YEARS ENDED DECEMBER 31,
                                                        -----------------------------
                                                         2000       1999       1998
                                                        -------    -------    -------
Domestic (U.S.).......................................  $34,954    $30,516    $13,736
                                                        =======    =======    =======

     Income tax expense (benefit) consisted of the following (in thousands):

                                                          YEARS ENDED DECEMBER 31,
                                                        -----------------------------
                                                         2000       1999       1998
                                                        -------    -------    -------
Current -- Federal....................................  $12,496    $11,698    $ 9,268
           State......................................    1,759      2,513      1,953
                                                        -------    -------    -------
                                                         14,255     14,211     11,221
                                                        -------    -------    -------
Deferred -- Federal...................................       26       (355)    (2,661)
            State.....................................        4        (50)      (649)
                                                        -------    -------    -------
                                                             30       (405)    (3,310)
                                                        -------    -------    -------
                                                        $14,285    $13,806    $ 7,911
                                                        =======    =======    =======

                               ANTEC CORPORATION

     A reconciliation of income tax expense (benefit) to the Statutory Federal tax rate of 35% was as follows (in thousands):

                                                       YEARS ENDED DECEMBER 31,
                                        -------------------------------------------------------
                                              2000                1999               1998
                                        ----------------    ----------------    ---------------
Statutory Federal income tax expense
  (benefit)...........................  $12,234    35.00%   $10,681    35.00%   $4,807    35.00%
Effects of:
  Amortization of goodwill............    1,531     4.38%     1,531     5.02%    1,531    11.14%
  State income taxes, net of Federal
     benefit..........................      745     2.13%     1,032     3.38%      848     6.17%
  Meals and entertainment.............      396     1.13%       390     1.28%      361     2.63%
  Change in valuation allowance.......     (984)   (2.81)%        0     0.00%        0     0.00%
  Other, net..........................      363     1.04%       172     0.56%      364     2.65%
                                        -------    -----    -------    -----    ------    -----
                                        $14,285    40.87%   $13,806    45.24%   $7,911    57.59%
                                        =======    =====    =======    =====    ======    =====

     Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     Significant components of ANTEC's net deferred tax assets (liabilities) were as follows (in thousands):

                                                              DECEMBER 31,
                                                           ------------------
                                                            2000       1999
                                                           -------    -------
Current deferred tax assets:
  Inventory costs........................................  $11,678    $10,293
  Merger/restructuring related reserves..................    3,897      2,777
  Other, principally operating expenses..................    3,353      5,538
                                                           -------    -------
          Total current deferred tax assets..............   18,928     18,608
Long-term deferred tax assets:
  Federal/state net operating loss carryforwards.........    3,076      3,569
  Foreign net operating loss carryforwards...............    2,358      2,358
  Plant and equipment, depreciation differences..........    3,697      5,090
                                                           -------    -------
          Total long-term deferred tax assets............    9,131     11,017
                                                           -------    -------
Long-term deferred tax liabilities:
  Goodwill and other.....................................   (1,362)    (2,166)
                                                           -------    -------
          Total long-term deferred tax liabilities.......   (1,362)    (2,166)
Total deferred tax assets................................   26,697     27,459
  Valuation allowance on deferred tax assets.............   (2,358)    (4,111)
                                                           -------    -------
          Net deferred tax assets........................  $24,339    $23,348
                                                           =======    =======

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

     The Company had U.S. and foreign net operating loss carryforwards at December 31, 2000 expiring as follows (in thousands):

                                                              U.S.     FOREIGN
EXPIRATION IN CALENDAR YEAR                                  AMOUNT    AMOUNT
---------------------------                                  ------    -------
  2001.....................................................  $1,099    $   --
  2002.....................................................   1,099        --
  2003.....................................................      --        --
  2004.....................................................     501        --
  2005.....................................................   1,967     6,935
  2006.....................................................      --        --
  2007.....................................................   2,745        --
  2008.....................................................   1,379        --
                                                             ------    ------
                                                             $8,790    $6,935
                                                             ======    ======

NOTE 12. COMMITMENTS

     ANTEC leases office, distribution, and manufacturing facilities as well as equipment under long-term operating leases expiring at various dates through 2009. Future minimum lease payments under non-cancelable operating leases (excluding operating leases related to closed facilities -- See Note 4) at December 31, 2000 were as follows (in thousands):

2001.....................................................    $ 5,655
2002.....................................................      4,612
2003.....................................................      3,112
2004.....................................................      2,875
2005.....................................................      2,790
Thereafter...............................................      5,925
                                                             -------
Total minimum lease payments.............................    $24,969
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

                               ANTEC CORPORATION

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. ANTEC's pro forma information follows (in thousands, except per share data):

                                                          2000       1999       1998
                                                         -------    -------    ------
Pro forma net income...................................  $14,454    $12,766    $3,204
                                                         =======    =======    ======
Pro forma net income per common share:
  Basic................................................  $  0.38    $  0.35    $ 0.09
                                                         =======    =======    ======
  Diluted..............................................  $  0.37    $  0.33    $ 0.08
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

     In 2000, the Board of Directors approved the 2000 MIP established to facilitate the retention and continued motivation of key mid-level employees and to align more closely their interests with those of the Company and its stockholders. Awards under this plan may be in the form of non-qualified stock options. A total of 500,000 shares of ANTEC's common stock may be issued pursuant to this plan. As only mid-level employees of the Company are eligible to receive grants under this plan, no options under this plan were granted to officers of ANTEC. No mid-level employee received more than 7,500 options to purchase shares of the Company's stock under this plan and no option may be granted under this plan after the date of the 2000

                               ANTEC CORPORATION
annual meeting of stockholders. Options granted under this plan vest in fourths on the anniversary date of the grant beginning with the first anniversary and terminate ten years from the date of grant.

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

                               ANTEC CORPORATION

     A summary of activity of ANTEC's options granted under its 2000 SIP, MIP, SIP, ESIP, DSOP, and LTIP is presented below:

                                       2000                           1999                           1998
                            ---------------------------   ----------------------------   ----------------------------
                                            WEIGHTED                       WEIGHTED                       WEIGHTED
                                            AVERAGE                        AVERAGE                        AVERAGE
                             OPTIONS     EXERCISE PRICE     OPTIONS     EXERCISE PRICE     OPTIONS     EXERCISE PRICE
                            ----------   --------------   -----------   --------------   -----------   --------------
Beginning balance.........   3,940,717       $14.34         5,450,903       $11.55         6,187,250       $11.02
Grants....................   2,389,017       $21.11           774,500       $23.86         1,006,450       $14.68
Exercises.................    (490,337)      $10.71        (1,870,357)      $10.83          (677,049)      $12.05
Terminations..............    (460,003)      $30.85          (403,496)      $11.07        (1,040,831)      $10.93
Expirations...............        (667)      $15.88           (10,833)      $20.48           (24,917)      $17.71
                            ----------                    -----------                    -----------
Ending balance............   5,378,727       $16.27         3,940,717       $14.34         5,450,903       $11.55
                            ==========                    ===========                    ===========
Vested at period end......   2,261,708       $12.46           965,275       $12.49         1,284,952       $12.54
                            ==========                    ===========                    ===========
Weighted average fair
  value of options granted
  during year.............  $    21.11                    $     14.67                    $      7.84
                            ==========                    ===========                    ===========

     The following table summarizes information about SIP, ESIP, DSOP, and LTIP options outstanding at December 31, 2000.

                                           OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                           ---------------------------------------------------     ------------------------------
                             NUMBER        WEIGHTED AVERAGE        WEIGHTED          NUMBER           WEIGHTED
      RANGE OF             OUTSTANDING        REMAINING            AVERAGE         EXERCISABLE        AVERAGE
   EXERCISE PRICES         AT 12/31/00     CONTRACTUAL LIFE     EXERCISE PRICE     AT 12/31/00     EXERCISE PRICE
   ---------------         -----------     ----------------     --------------     -----------     --------------
                $2.00          20,000         2.25 years            $ 2.00             20,000          $ 2.00
     $ 5.00 to $ 8.00       1,380,400         9.95 years            $ 8.00              1,200          $ 5.00
     $ 8.88 to $10.00         910,833         3.33 years            $ 8.88            910,833          $ 8.88
     $10.50 to $15.88       1,184,926         3.16 years            $12.80            930,784          $12.69
     $16.60 to $19.75         420,451         3.89 years            $17.68            224,141          $18.38
     $22.88 to $59.31       1,462,117         8.62 years            $31.27            174,750          $23.57
                            ---------                                               ---------
     $ 2.00 to $59.31       5,378,727         6.47 years            $16.27          2,261,708          $12.46
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

     Additionally, ANTEC has an ESPP that initially enabled its employees to purchase a total of 300,000 shares of ANTEC common stock over a period of time. In 1999, an amendment to the ESPP was approved increasing the number of shares of ANTEC common stock that may be issued pursuant to that plan to 800,000 shares. The Company accounts for the ESPP in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly recognizes no compensation expense. Participants can request that up to 10% of their base compensation be applied toward the purchase of ANTEC common stock under ANTEC's ESPP. Purchases by any one participant are limited to $25,000 in any one year. The exercise price is the lower of 85% of the fair market value of the ANTEC common stock at the date of grant or at the later

                               ANTEC CORPORATION
exercise date (currently one year). Under the ESPP, employees of ANTEC purchased 18,709, 44,451 and 47,660 shares of ANTEC common stock in 2000, 1999 and 1998, respectively. At December 31, 2000, approximately 44,167 shares are subject to purchase under the ESPP at a price of no more than $24.44 per share.

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

                                                            2000       1999
                                                           -------    -------
                                                             (IN THOUSANDS)
Change in Benefit Obligation:
  Benefit obligation at the beginning of year............  $17,791    $21,357
  Service cost...........................................      597      1,629
  Interest cost..........................................    1,143      1,446
  Plan amendment.........................................       86      2,347
  Actuarial (gain) loss..................................    1,829     (8,659)
  Benefit payments.......................................     (259)      (329)
  Curtailment............................................   (3,336)        --
                                                           -------    -------
  Benefit obligation at year end.........................  $17,851    $17,791
                                                           =======    =======
Change in Plan Assets:
  Fair value of plan assets at beginning of year.........  $11,468    $11,517
  Actual return on plan assets...........................      304        281
  Company contributions..................................       --         --
  Benefits paid from plan assets.........................     (259)      (330)
                                                           -------    -------
  Fair value of plan assets at year end..................  $11,513    $11,468
                                                           =======    =======
Funded Status:
  Funded status of plan..................................  $(6,338)   $(6,323)
  Unrecognized actuarial (gain)..........................   (1,713)    (4,281)
  Unrecognized prior service cost........................    2,108      2,290
                                                           -------    -------
  (Accrued) benefit cost.................................  $(5,943)   $(8,314)
                                                           =======    =======

                               ANTEC CORPORATION

     The plans' assets consist of corporate and government debt securities and equity securities. Net periodic pension cost for 2000, 1999 and 1998 for pension and supplemental benefit plans includes the following components (in thousands):

                                                           2000       1999      1998
                                                          -------    ------    ------
Service cost............................................  $   597    $1,629    $1,559
Interest cost...........................................    1,143     1,446     1,202
Return on assets (expected).............................     (901)     (940)     (836)
Recognized net actuarial loss...........................     (141)      104        36
Amortization of prior service cost......................      308       128         7
                                                          -------    ------    ------
Net periodic pension cost...............................    1,006     2,367     1,968
Additional pension (income) due to curtailment..........   (2,108)       --        --
                                                          -------    ------    ------
Net periodic pension cost...............................  $(1,102)   $2,367    $1,968
                                                          =======    ======    ======

     The assumptions used in accounting for the Company's defined benefit plans for the three years presented are set forth below:

                                                              2000    1999    1998
                                                              ----    ----    ----
Assumed discount rate for active participants...............  7.75%   7.5%    6.5%
Assumed discount rate for inactive participants.............   6.5%    --      --
Rates of compensation increase..............................   6.0%   6.0%    6.0%
Expected long-term rate of return on plan assets............   8.0%   8.0%    8.0%

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

     ANTEC operates globally and offers products and services that are sold to cable system operators and telecommunications providers. ANTEC's products and services are focused in four general product categories: optical and broadband transmission, cable telephony and Internet access, outside plant and powering, and

                               ANTEC CORPORATION
supplies and services. Consolidated revenues by principal products and services for the years ended December 31, 2000, 1999 and 1998, respectively were as follows (in thousands):

                              OPTICAL AND         CABLE TELEPHONY AND   OUTSIDE PLANT AND   SUPPLIES AND
                         BROADBAND TRANSMISSION     INTERNET ACCESS         POWERING          SERVICES      TOTAL
                         ----------------------   -------------------   -----------------   ------------   --------
Annual sales:
December 31, 2000......         $259,670               $309,606             $169,784          $259,670     $998,730
December 31, 1999......         $244,979               $236,532             $143,609          $219,636     $844,756
December 31, 1998......         $185,901               $ 32,806             $120,289          $207,771     $546,767

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

                               ANTEC CORPORATION

NOTE 16. SUMMARY QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED) (AS RESTATED)

     The following table summarizes ANTEC's quarterly consolidated financial information (in thousands, except share data).

                                                      QUARTERS IN 2000 ENDED
                                      ------------------------------------------------------
                                      MARCH 31,    JUNE 30,    SEPTEMBER 30,    DECEMBER 31,
                                      ---------    --------    -------------    ------------
Net sales(8)........................  $256,571     $283,016      $281,413         $177,730
Gross profit(3).....................    51,280       52,826        52,317           29,349
Operating income (loss)(1)..........    19,320       17,690        16,315           (6,458)
Income (loss) before income
  taxes(2)(4)(5)(6).................    16,449       19,607         9,910          (11,012)
Net income (loss)(9)................  $  9,727     $ 11,594      $  5,860         $ (6,512)
                                      ========     ========      ========         ========
Net income (loss) per common share:
  Basic(9)..........................  $   0.26     $   0.31      $   0.15         $  (0.17)
                                      ========     ========      ========         ========
  Diluted(9)........................  $   0.24     $   0.28      $   0.15         $  (0.17)
                                      ========     ========      ========         ========

Supplemental financial information (excluding the effects of the pension curtailment gain, additional inventory write-off related to the restructuring charge, and the mark-to-market adjustments on investments):

Gross profit(3).....................  $ 51,280     $ 56,326      $ 52,317         $ 29,347
                                      ========     ========      ========         ========
Operating income (loss)(1)..........  $ 17,212     $ 21,190      $ 16,315         $ (6,460)
                                      ========     ========      ========         ========
Income (loss) before income
  taxes(2)(4)(5)(6).................  $ 14,341     $ 18,457      $ 13,324         $ (9,005)
                                      ========     ========      ========         ========
Net income (loss)(9)................  $  8,392     $ 12,102      $  7,806         $ (5,394)
                                      ========     ========      ========         ========
Net income (loss) per common share:
  Diluted(9)........................  $   0.21     $   0.29      $   0.19         $  (0.14)
                                      ========     ========      ========         ========
  Weighted average diluted
     share(9).......................    44,513       44,733        44,641           38,772
                                      ========     ========      ========         ========

                                                      QUARTERS IN 1999 ENDED
                                      ------------------------------------------------------
                                      MARCH 31,    JUNE 30,    SEPTEMBER 30,    DECEMBER 31,
                                      ---------    --------    -------------    ------------
Net sales(8)........................  $148,459     $200,647      $242,439         $253,211
Gross profit(7).....................    34,211       43,984        50,025           36,762
Operating income (loss).............     8,080       15,666        20,312           (1,606)
Income (loss) before income
  taxes(7)..........................     5,025       13,050        17,359           (4,918)
Net income (loss)(9)................  $  2,752     $  7,146      $  9,506         $ (2,694)
                                      ========     ========      ========         ========
Net income (loss) per common share:
  Basic(9)..........................  $   0.08     $   0.20      $   0.26         $  (0.07)
                                      ========     ========      ========         ========
  Diluted(9)........................  $   0.07     $   0.19      $   0.24         $  (0.07)
                                      ========     ========      ========         ========

                               ANTEC CORPORATION

Supplemental financial information (excluding the effects of the restructuring charge including the related inventory write-off):

                                                      QUARTERS IN 1999 ENDED
                                      ------------------------------------------------------
                                      MARCH 31,    JUNE 30,    SEPTEMBER 30,    DECEMBER 31,
                                      ---------    --------    -------------    ------------
Gross profit(7).....................  $ 34,211     $ 43,984      $ 50,025         $ 47,115
                                      ========     ========      ========         ========
Income before income taxes(7).......  $  7,525     $ 13,050      $ 17,359         $ 11,081
                                      ========     ========      ========         ========
Net income(9).......................  $  6,464     $  7,146      $  9,506         $  6,473
                                      ========     ========      ========         ========
Net income per common share:
  Diluted(9)........................  $   0.17     $   0.19      $   0.24         $   0.16
                                      ========     ========      ========         ========

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

(2) During the fourth quarter of 2000, the Company reversed $1.25 million of accrued expenses related to the LANcity transaction, due to a change in estimate for costs related to the transaction. (See Note 2 of the Notes to the Consolidated Financial Statements.)

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

(5) Because the shares of Lucent stock discussed in the footnote above, are considered trading securities held for resale, they are required to be carried at their fair market value with any gains or losses being included in earnings. Additionally, as a result of Lucent's spin-off of Avaya Inc., during the third quarter of 2000, ANTEC was issued approximately 9,060 shares of Avaya stock on September 19, 2000. These securities are also being held for resale. By the end of the third quarter, the stock price of Lucent dropped significantly. In calculating the fair market value of the investments as of September 30, 2000, ANTEC recognized a $3.4 million pre-tax write down of the investments in Lucent and Avaya.

(6) During the fourth quarter of 2000, ANTEC calculated the fair market value of its investments and recorded an additional pre-tax mark-to-market write down on its investments of approximately $3.3 million.

(7) In the fourth quarter of 1999, in conjunction with the consolidation of the New Jersey facility to Georgia and the Southwest, coupled with the discontinuance of certain product offerings, ANTEC recorded a pre-tax charge of approximately $16.0 million. Included in the charge was approximately $2.6 million related to personnel costs and approximately $3.0 million related to lease termination and other charges. Also

                               ANTEC CORPORATION
    included in the restructuring was an elimination of certain product lines resulting in an inventory obsolescence charge totaling approximately $10.4 million, which has been reflected in cost of sales. (See Note 5 of the Notes to the Consolidated Financial Statements.)

(8) Net sales and cost of sales for the quarters ended March 31, June 30, and September 30, 2000 and March 31, June 30, September 30, and December 31, 1999 differ from amounts reported as net sales and cost of sales in the respective Form 10-Q's (and Form 10-K) due to the adoption of EITF No. 00-10, Accounting for Shipping and Handling Fees and Costs, in the fourth quarter of 2000.

(9) During the year ANTEC provides for income taxes using anticipated effective annual tax rates. The rates are based on expected operating results and permanent differences between book and tax income. Due to the restatement of the consolidated financial statements to eliminate the LANcity gain, the Company also restated income tax expense (benefit) for each of the quarters in the years ended December 31, 2000 and 1999 to reflect the Company's effective annual tax rate after restatement. Therefore, the income tax expense (benefit) amounts for the each of the quarters in the year ended December 31, 2000 and 1999 were adjusted to maintain the Company's effective annual tax rate of 40.9% and 45.2%, respectively.

NOTE 17. SUBSEQUENT EVENT

     On October 18, 2000, ANTEC Corporation and Nortel Networks, Inc. agreed to a transaction in which, among other things, ANTEC would acquire Nortel Network's ownership interest in Arris Interactive L.L.C., the joint venture between the two companies. In general, Nortel Networks agreed to transfer its 81.25% stake in Arris Interactive L.L.C. in exchange for approximately 33 million new shares of Common Stock of a newly formed holding company and $325 million in cash, directly, and, through the repayment of a loan, indirectly. The agreement contemplated that ANTEC would enter into a new revolving credit facility providing sufficient availability to pay the cash portion of the purchase price and to fund on-going operations of the combined entity. As a result of changes in industry and financial market conditions, ANTEC has not yet been able to obtain the necessary credit facility. ANTEC and Nortel are in the process of renegotiating the terms of the agreement in order to reflect current industry and financial market conditions. It is expected that the resulting changes will provide for an increase in the number of shares issued to Nortel and elimination of the cash portion of the purchase price. ANTEC is currently seeking a credit facility sufficient for the contemplated revised terms. Although credit markets are extremely difficult in the telecommunications sector at the present time, ANTEC believes it will be able to obtain a commitment for an appropriate facility. The consummation of the transaction, which is subject to the approval of ANTEC's stockholders, other customary closing conditions and certain regulatory approvals, is expected to occur in July of 2001.

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

                           SUMMARY COMPENSATION TABLE

                                                                             LONG TERM
                                                                        COMPENSATION AWARDS
                                                                     --------------------------
                                                                                     SECURITIES
                                       ANNUAL COMPENSATION           RESTRICTED      UNDERLYING    ALL OTHER
NAME AND                        ----------------------------------     STOCK           AWARDS     COMPENSATION
PRINCIPAL POSITION       YEAR   SALARY ($)   BONUS ($)   OTHER ($)   AWARDS ($)         (#)          ($)(4)
------------------       ----   ----------   ---------   ---------   ----------      ----------   ------------
Robert J. Stanzione....  2000    500,000       37,500                1,125,000(1)(2)  160,000        9,760
  President, Chief       1999    420,000      254,600                  233,625(3)     500,000        2,500
  Executive Officer      1998    340,000      229,500                                 335,000        2,500
John M. Egan...........  2000    500,000       37,500                  187,500(2)           0        9,187
  Chairman               1999    500,000      525,500                                 100,000        1,250
                         1998    500,000      337,500                                       0        1,250
Lawrence A. Margolis...  2000    309,000       18,540     45,000        92,700(2)      60,000        9,187
  Executive Vice         1999    300,000       67,245                  221,944(3)      50,000        2,213
  President, Chief       1998    280,000      151,200                                       0        2,275
  Financial Officer
Gordon E. Halverson....  2000    220,000       52,580     33,334        30,250(2)     100,000        8,750
  Executive Vice         1999    216,400      112,624     33,333        24,920(3)           0        1,939
  President, Sales       1998    201,400      102,210     33,333                            0        2,362
Michael Graziano.......  2000    142,000       19,000                                  16,500        7,875
  Treasurer              1999    136,900       49,500                                       0        6,336
                         1998    118,208       10,000                                  13,000        5,047

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

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                INDIVIDUAL GRANTS
                               ----------------------------------------------------     POTENTIAL REALIZABLE
                               NUMBER OF     % OF TOTAL                                   VALUE AT ASSUMED
                               SECURITIES     OPTIONS                                      ANNUAL RATES OF
                               UNDERLYING    GRANTED TO                               STOCK PRICE APPRECIATION
                                OPTIONS     EMPLOYEES IN   EXERCISE OR      DATE         FOR OPTION TERM(3)
                                GRANTED        FISCAL      BASE PRICE        OF       -------------------------
NAME                              (#)           YEAR         ($/SH)      EXPIRATION     5% ($)       10% ($)
----                           ----------   ------------   -----------   ----------   ----------   ------------
Robert J. Stanzione..........   160,000(2)      6.81%       $ 8.0000     12/19/2010    $904,022     $2,197,690
John M. Egan.................        --           --              --             --          --             --
Lawrence A. Margolis.........    60,000(2)      2.55%       $ 8.0000     12/19/2010    $339,008     $  824,134
Gordon E. Halverson..........    20,000(1)      0.85%       $38.9375     01/31/2010    $487,878     $1,238,144
                                 80,000(2)      3.40%       $ 8.0000     12/19/2010    $452,011     $1,098,845
Michael Graziano.............     6,500(1)      0.28%       $38.9375     01/31/2010    $158,561     $  402,397
                                 10,000(2)      0.43%       $ 8.0000     12/19/2010    $ 56,501     $  137,356

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

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUE

                                                                        NUMBER OF
                                                                       SECURITIES           VALUE OF
                                                                       UNDERLYING         UNEXERCISED
                                                                       UNEXERCISED        IN-THE-MONEY
                                                                       OPTIONS AT          OPTIONS AT
                                                                      FY -- END (#)        FY-END ($)
                               SHARES ACQUIRED ON       VALUE         EXERCISABLE/        EXERCISABLE/
                                  EXERCISE (#)       REALIZED ($)     UNEXERCISABLE     UNEXERCISABLE(1)
                               ------------------    ------------    ---------------    ----------------
Robert J. Stanzione..........             0                    0     560,000/535,000         $0/$0
John M. Egan.................        85,000           $2,964,375     568,833/111,667         $0/$0
Lawrence A. Margolis.........             0                    0     355,833/114,167         $0/$0
Gordon E. Halverson..........             0                    0     196,667/108,333         $0/$0
Michael Graziano.............         3,334           $  114,068       1,000/ 25,166         $0/$0

---------------
(1) The value of the unexercised options was calculated using the difference between the option exercise price and the fiscal year-end fair market value (the average of the high and the low stock price on December 29, 2000) of $7.81 per share, multiplied by the number of shares underlying the option.

                               PENSION PLAN TABLE

                 ESTIMATED BENEFIT BASED ON YEARS OF SERVICE
------------------------------------------------------------------------------
REMUNERATION      10         15         20         25         30         35
------------   --------   --------   --------   --------   --------   --------
2$50,000....   $ 30,595   $ 45,893   $ 61,190   $ 76,488   $ 91,786   $ 91,786

350,000....      43,595     65,393     87,190    108,988    130,786    130,786

450,000....      56,595     84,893    113,190    141,488    169,786    169,786

550,000....      69,595    104,393    139,190    173,988    208,786    208,786

650,000....      82,595    123,893    165,190    206,488    247,786    247,786

750,000....      95,595    143,393    191,190    238,988    286,786    286,786

850,000....     108,595    162,893    217,190    271,488    325,786    325,786

950,000....     121,595    182,393    243,190    303,988    364,786    364,786

1,050,000..     134,595    201,893    269,190    336,488    403,786    403,786

1,150,000..     147,595    221,393    295,190    368,988    442,786    442,786

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

                                                                      ANTEC
                                                               BENEFICIAL OWNERSHIP
                                                              ----------------------
NAME OF BENEFICIAL OWNER                                      COMMON STOCK   PERCENT
------------------------                                      ------------   -------
Liberty Media Corporation, a subsidiary of AT&T
  Corp. -- Liberty Media, an Independent profit center of
  AT&T Corp.(1).............................................   7,681,341      20.2%
  Terrace Tower II
  5619 DTC Parkway
  Englewood, Colorado 80111
John Hancock Financial Services, Inc.(2)....................   3,109,420       8.2%
  John Hancock Place
  P.O. Box 111
  Boston, Massachusetts 02117
Mellon Financial Corporation(3).............................   2,470,097       6.5%
  One Mellon Center
  Pittsburgh, Pennsylvania 15258

                                                                      ANTEC
                                                               BENEFICIAL OWNERSHIP
                                                              ----------------------
NAME OF BENEFICIAL OWNER                                      COMMON STOCK   PERCENT
------------------------                                      ------------   -------
The Boston Company(3).......................................   2,031,587       5.3%
  c/o Mellon Financial Corporation
  One Mellon Center
  Pittsburgh, Pennsylvania 15258
Merrill Lynch & Co., Inc.(4)................................   2,255,624       5.9%
  World Financial Center, North Tower
  250 Vesey Street
  New York, New York 10381
Lazard Freres & Co., LLC(5).................................   2,168,910       5.7%
  30 Rockefeller Plaza
  New York, New York 10020
John (Ian) Anderson Craig(6)................................       5,000         *
Rod F. Dammeyer(6)..........................................       9,100         *
John M. Egan(7)(11).........................................     684,777       1.8%
James L. Faust(8)...........................................      62,949         *
Michael Graziano(9).........................................       6,068         *
Gordon E. Halverson(10)(11)(12).............................     217,458         *
William H. Lambert(6)(13)...................................      30,050         *
Lawrence A. Margolis(10)(11)(14)............................     419,597       1.1%
John R. Petty(6)(15)........................................      16,600         *
Larry Romrell(6)(16)........................................      17,400         *
William T. Schleyer(6)......................................       5,000         *
Samuel K. Skinner(6)(17)....................................      14,100         *
Robert J. Stanzione(10)(11)(18).............................     761,066       2.0%
Bruce Van Wagner(6)(19).....................................      96,600         *
All directors, nominees and executive officers as a group,
  including the above-named persons (16 persons)(20)........   2,426,265       6.4%

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

ITEM 14(A) 1 & 2. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS

     The following Consolidated Financial Statements of ANTEC Corporation and Report of Independent Auditors are filed as part of this Report.

                                                              PAGE
                                                              ----
Report of Independent Auditors..............................   32
Consolidated Balance Sheets at December 31, 2000 and 1999
  (as restated).............................................   33
Consolidated Statements of Operations for the years ended
  December 31, 2000, 1999 and 1998 (as restated for 2000 and
  1999).....................................................   34
Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 1999 and 1998 (as restated for 2000 and
  1999).....................................................   35
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 2000, 1999 and 1998 (as restated
  for 2000 and 1999)........................................   36
Notes to the Consolidated Financial Statements..............   37

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

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                               ANTEC CORPORATION

                                                      BALANCE AT                              BALANCE AT
                                                     BEGINNING OF   CHARGE TO                   END OF
                    DESCRIPTION                         PERIOD      EXPENSES    DEDUCTIONS      PERIOD
                    -----------                      ------------   ---------   ----------    ----------
                                                                       (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 2000
  Reserves and allowances deducted from asset
     accounts:
     Allowance for uncollectible accounts..........    $ 7,505       $ 1,117      $1,936(1)    $ 6,686
     Reserve for obsolescence and excess
       inventory(2)................................    $26,541       $ 5,485      $1,866       $30,160
YEAR ENDED DECEMBER 31, 1999
  Reserves and allowances deducted from asset
     accounts:
     Allowance for uncollectible accounts..........    $ 4,609       $ 5,859      $2,963(1)    $ 7,505
     Reserve for obsolescence and excess
       inventory(2)................................    $17,026       $10,230      $  715       $26,541
YEAR ENDED DECEMBER 31, 1998
  Reserves and allowances deducted from asset
     accounts:
     Allowance for uncollectible accounts..........    $ 4,289       $ 1,971      $1,651(1)    $ 4,609
     Reserve for obsolescence and excess
       inventory(2)................................    $12,973       $ 4,053      $    0       $17,026

---------------
(1) Uncollectible accounts written off, net of recoveries

(2) The reserve for obsolescence and excess inventory is included in inventories

ITEM 14(A)3.  EXHIBIT LIST

     Each management contract or compensation plan required to be filed as an exhibit is identified by an asterisk(*).

                                                                   INCORPORATED BY REFERENCE FROM
EXHIBIT                                                              ANTEC'S SEC FILINGS UNLESS
NUMBER                    DESCRIPTION OF EXHIBIT                        OTHERWISE INDICATED:
-------                   ----------------------                   ------------------------------
2.1        Agreement and Plan of Reorganization dated as of
           October 18, 2000.**.................................    October 25, 2000, Form 8-K,
                                                                   Exhibit 2.1.
3.1(a)     Restated Certificate of Incorporation...............    Form S-1, Registration #
                                                                   33-65488, Exhibit 3.1(a).
3.1(b)     Amendment of June 16, 1999 to Restated Certificate
           of Incorporation....................................    June 30, 1999, Form 10-Q,
                                                                   Exhibit 3.1(b).
3.1(c)     Amendment of May 8, 2000 to Restated Certificate of
           Incorporation.......................................    June 30, 2000, Form 10-Q,
                                                                   Exhibit 3.1(c).
3.2        By-laws.............................................    Form S-1, Registration #
                                                                   33-65488, Exhibit 3.2.
4.1        Form of Certificate for Common Stock................    Form S-1, Registration #
                                                                   33-65488, Exhibit 4.1.
4.2        4 1/2% Convertible Subordinated Notes due 2003 dated
           May 5, 1998.........................................    March 31, 1998, Form 10-Q,
                                                                   Exhibit 10.28.
10.1(a)    Credit Agreement....................................    Form S-3, Registration #
                                                                   333-58437, Exhibit 10.1
10.1(b)    Amendment to Credit and Guarantee Agreement, dated
           April 28, 1999......................................    March 31, 1999, Form 10-Q,
                                                                   Exhibit 10.4.
10.2(a)    Amended and Restated Limited Liability Company
           Agreement of Arris Interactive, L.L.C., dated March
           31, 1999............................................    March 31, 1999, Form 10-Q,
                                                                   Exhibit 10.1.
10.2(b)    Earnout Share Agreement between Nortel Networks,
           L.L.C. and ANTEC Corporation, dated March 31,
           1999................................................    March 31, 1999, Form 10-Q,
                                                                   Exhibit 10.2.
10.2(c)    Products Distribution Agreement between Products
           Venture L.L.C. and ANTEC Corporation................    December 31, 1995, Form 10-K,
                                                                   Exhibit 10.20.
10.2(d)    Amendment to Products Distribution Agreement between
           Arris Interactive, L.L.C. and ANTEC Corporation,
           dated March 31, 1999................................    March 31, 1999, Form 10-Q,
                                                                   Exhibit 10.3.
10.3       Evolve Products, Inc. Agreement.....................    December 31, 1998, Form 10-K,
                                                                   Exhibit 10.30.
10.4(a)*   Amended and Restated Employee Stock Incentive
           Plan................................................    Form S-1, Registration #
                                                                   33-65488, Exhibit 10.1(a).

                                                                   INCORPORATED BY REFERENCE FROM
EXHIBIT                                                              ANTEC'S SEC FILINGS UNLESS
NUMBER                    DESCRIPTION OF EXHIBIT                        OTHERWISE INDICATED:
-------                   ----------------------                   ------------------------------
10.4(b)*   Form of Stock Option Grant..........................    Form S-1, Registration #
                                                                   33-65488, Exhibit 10.1(b).
10.4(c)*   Amendment Increasing Number of Shares Covered by
           Amended and Restated Employee Stock Incentive
           Plan................................................    Form S-8, Registration #
                                                                   33-12131, Exhibit 4.
10.4(d)*   Amended Form of Stock Option Grant..................    December 31, 1996, Form 10-K,
                                                                   Exhibit 10.1(d).
10.4(e)*   Amended Form of Stock Option........................    December 31, 1997, Form 10-K,
                                                                   Exhibit 10.1(e).
10.4(f)*   Form of Stock Option Grant..........................    December 31, 2000, Form 10-K,
                                                                   Exhibit 10.4(f).
10.5*      1997 Stock Incentive Plan...........................    Schedule 14A, Filed 3/28/97
10.6*      Form of agreement for receipt of stock units in lieu
           of cash bonus.......................................    December 31, 1999, Form 10-K,
                                                                   Exhibit 10.6.
10.7*      Form of Director Stock Option Plan..................    Form S-1, Registration #
                                                                   33-65488, Exhibit 10.3.
10.8*      Form of Supplemental Retirement Benefits Plan.......    Form S-1, Registration #
                                                                   33-65488, Exhibit 10.4.
10.9*      Form of Supplemental Savings Plan...................    December 31, 1999, Form 10-K,
                                                                   Exhibit 10.9.
10.10(a)*  Amended and Restated Employment Agreement, dated
           April 29, 1999, with Robert J. Stanzione............    June 30, 1999, Form 10-Q,
                                                                   Exhibit 10.32.
10.10(b)*  Agreement with Robert J. Stanzione for the
           conversion of special 2001 bonus to stock units.....    December 31, 1999, Form 10-K,
                                                                   Exhibit 10.10(b).
10.11(a)*  Amended and Restated Employment Agreement dated
           April 29, 1999, with John M. Egan...................    June 30, 1999, Form 10-Q,
                                                                   Exhibit 10.31(a).
10.11(b)*  Consulting Agreement, dated April 27, 1999 with John
           M. Egan.............................................    June 30, 1999, Form 10-Q,
                                                                   Exhibit 10.31(b).
10.11(c)*  Supplemental Executive Retirement Plan for John M.
           Egan................................................    June 30, 1999, Form 10-Q,
                                                                   Exhibit 10.31(c).
10.12*     Amended and Restated Employment Agreement, dated
           April 29, 1999, with Lawrence A. Margolis...........    June 30, 1999, Form 10-Q,
                                                                   Exhibit 10.33.
10.13*     Form of Employment Agreement with Gordon E.
           Halverson...........................................    December 31, 2000, Form 10-K,
                                                                   Exhibit 10.13.
10.14*     Employment Agreement with Michael Graziano..........    December 31, 2000, Form 10-K,
                                                                   Exhibit 10.14.
10.15*     Retainer Agreement with James E. Knox...............    December 31, 1996, Form 10-K,
                                                                   Exhibit 10.17

                                                                   INCORPORATED BY REFERENCE FROM
EXHIBIT                                                              ANTEC'S SEC FILINGS UNLESS
NUMBER                    DESCRIPTION OF EXHIBIT                        OTHERWISE INDICATED:
-------                   ----------------------                   ------------------------------
10.16*     Consulting Agreement dated February 1, 1998 for
           James L. Faust......................................    December 31, 1998, Form 10-K,
                                                                   Exhibit 10.14.
10.17*     Stock Option Agreement with William H. Lambert dated
           March 14, 1994......................................    April 30, 1994, TSX
                                                                   Corporation Form 10-K, Exhibit
                                                                   10(A)(1)(3)
10.18*     2000 Stock Incentive Plan...........................    March 31, 2000, Form 10-Q,
                                                                   Exhibit 10.18.
10.19*     Management Incentive Plan...........................    March 31, 2000, Form 10-Q,
                                                                   Exhibit 10.19.
21         Subsidiaries of the Registrant......................    Form S-1, Registration #
                                                                   33-65488, Exhibit 3.1(a).
23         Consent of Ernst & Young LLP........................    Filed herewith.
24         Powers of Attorney..................................    December 31, 2000, Form 10-K,
                                                                   Exhibit 24.

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

                                          ANTEC CORPORATION

                                          /s/    LAWRENCE A. MARGOLIS
                                          --------------------------------------
                                                   Lawrence A. Margolis
                                                Executive Vice President,
                                                 Chief Financial Officer

Dated: June 27, 2001

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

                     SIGNATURE                                      TITLE                     DATE
                     ---------                                      -----                     ----
                 /s/ JOHN M. EGAN                    Chairman and Director                June 27, 2001
---------------------------------------------------
                   John M. Egan

              /s/ ROBERT J. STANZIONE                President, Chief Executive Officer   June 27, 2001
---------------------------------------------------  and Director
                Robert J. Stanzione

             /s/ LAWRENCE A. MARGOLIS                Executive Vice President, Chief      June 27, 2001
---------------------------------------------------  Financial Officer
               Lawrence A. Margolis

               /s/ MICHAEL GRAZIANO                  Treasurer                            June 27, 2001
---------------------------------------------------
                 Michael Graziano

           /s/ JOHN IAN ANDERSON CRAIG*              Director                             June 27, 2001
---------------------------------------------------
              John Ian Anderson Craig

               /s/ ROD F. DAMMEYER*                  Director                             June 27, 2001
---------------------------------------------------
                  Rod F. Dammeyer

                /s/ JAMES L. FAUST*                  Director                             June 27, 2001
---------------------------------------------------
                  James L. Faust

              /s/ WILLIAM H. LAMBERT*                Director                             June 27, 2001
---------------------------------------------------
                William H. Lambert

                /s/ JOHN R. PETTY*                   Director                             June 27, 2001
---------------------------------------------------
                   John R. Petty

                /s/ LARRY ROMRELL*                   Director                             June 27, 2001
---------------------------------------------------
                   Larry Romrell

                     SIGNATURE                                      TITLE                     DATE
                     ---------                                      -----                     ----


             /s/ WILLIAM T. SCHLEYER*                Director                             June 27, 2001
---------------------------------------------------
                William T. Schleyer

              /s/ SAMUEL K. SKINNER*                 Director                             June 27, 2001
---------------------------------------------------
                 Samuel K. Skinner

               /s/ BRUCE VAN WAGNER*                 Director                             June 27, 2001
---------------------------------------------------
                 Bruce Van Wagner

           *By: /s/ LAWRENCE A. MARGOLIS
---------------------------------------------------
               Lawrence A. Margolis
           (as attorney in fact for each
                 person indicated)