Form 10-Q/A
period 2001-03-31
ANTEC CORP
filed 2001-07-02
CIK 908610

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                  FORM 10-Q/A

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               ANTEC CORPORATION

                                   FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2001

                                     INDEX

                                                                        PAGE
                                                                        ----
                        PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
         a) Consolidated Balance Sheets as of March 31, 2001 and
         December 31, 2000 (as restated).............................        1
         b) Consolidated Statements of Operations for the Three
         Months Ended March 31, 2001 and 2000 (as restated for
            2000)....................................................        2
         c) Consolidated Statements of Cash Flows for the Three
         Months Ended March 31, 2001 and 2000 (as restated for
            2000)....................................................        3
         d) Notes to the Consolidated Financial Statements...........     4-11
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................    12-21
Item 3.  Quantitative and Qualitative Disclosures on Market Risk.....       22

                         PART II.  OTHER INFORMATION
Item 6.  Exhibits and Reports on Form 8-K............................       23
         Signatures..................................................       24

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               ANTEC CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                               MARCH 31,    DECEMBER 31,
                                                                 2001           2000
                                                              -----------   ------------
                                                              (RESTATED)     (RESTATED)
                                                              (UNAUDITED)
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................   $  9,064       $  8,788
  Accounts receivable (net of allowance for doubtful
    accounts of $7,399 in 2001 and $6,686 in 2000)..........    111,410        138,537
  Accounts receivable from AT&T.............................     43,044         21,662
  Inventories...............................................    277,264        263,683
  Income taxes recoverable..................................     20,725         17,895
  Deferred income taxes.....................................     19,083         18,928
  Investments held for resale...............................      1,202          1,561
  Other current assets......................................     24,552         19,098
                                                               --------       --------
         Total current assets...............................    506,344        490,152
Property, plant and equipment (net of accumulated
  depreciation of $58,968 in 2001 and $55,443 in 2000)......     52,535         53,353
Goodwill (net of accumulated amortization of $52,788 in 2001
  and $51,559 in 2000)......................................    143,690        144,919
Investments.................................................     12,085         12,085
Deferred income taxes.......................................      6,773          6,773
Other assets................................................     23,469         24,213
                                                               --------       --------
                                                               $744,896       $731,495
                                                               ========       ========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $166,702       $138,774
  Accrued compensation, benefits and related taxes..........     16,245         17,350
  Current portion of long-term debt.........................     79,000             --
  Other accrued liabilities.................................     27,878         28,107
                                                               --------       --------
         Total current liabilities..........................    289,825        184,231
Long-term debt..............................................    115,000        204,000
Deferred income taxes.......................................      1,362          1,362
                                                               --------       --------
         Total Liabilities..................................    406,187        389,593
Stockholders' equity:
  Preferred stock, par value $1.00 per share, 5 million
    shares authorized, none issued and outstanding..........         --             --
  Common stock, par value $0.01 per share, 150 million
    shares authorized; 38.2 million and 38.1 million shares
    issued and outstanding in 2001 and 2000, respectively...        384            383
  Capital in excess of par value............................    267,737        266,216
  Retained earnings.........................................     73,069         77,569
  Unrealized holding loss on marketable securities..........     (1,668)        (1,668)
  Unearned compensation.....................................       (802)          (678)
  Cumulative translation adjustments........................        (11)            80
                                                               --------       --------
         Total stockholders' equity.........................    338,709        341,902
                                                               --------       --------
                                                               $744,896       $731,495
                                                               ========       ========

        See accompanying notes to the consolidated financial statements

                               ANTEC CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                2001        2000
                                                              --------   ----------
                                                                         (RESTATED)
Net sales...................................................  $212,788    $256,571
Cost of sales...............................................   180,697     205,291
                                                              --------    --------
          Gross profit......................................    32,091      51,280
Operating expenses:
  Selling, general, administrative and development..........    35,205      30,731
  Amortization of goodwill..................................     1,229       1,229
                                                              --------    --------
                                                                36,434      31,960
                                                              --------    --------
Operating (loss) income.....................................    (4,343)     19,320
Interest expense............................................     2,746       2,598
Other expense, net..........................................       254         273
Loss on marketable securities...............................       359          --
                                                              --------    --------
(Loss) income before income taxes...........................    (7,702)     16,449
Income tax (benefit) expense................................    (3,202)      6,722
                                                              --------    --------
          Net (loss) income.................................  $ (4,500)   $  9,727
                                                              ========    ========
Net (loss) income per common share:
  Basic.....................................................  $  (0.12)   $   0.26
                                                              ========    ========
  Diluted...................................................  $  (0.12)   $   0.24
                                                              ========    ========
Weighted average common shares:
  Basic.....................................................    38,252      37,691
                                                              ========    ========
  Diluted...................................................    38,252      44,513
                                                              ========    ========

        See accompanying notes to the consolidated financial statements.

                               ANTEC CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                2001        2000
                                                              --------   ----------
                                                                         (RESTATED)
Operating activities:
  Net (loss) income.........................................  $ (4,500)   $  9,727
  Adjustments to reconcile net income to net cash
  Provided by (used in) operating activities:
     Depreciation and amortization..........................     5,138       4,803
     Provision for doubtful accounts........................     1,234         499
     Deferred income taxes..................................      (155)       (230)
     Loss on marketable securities..........................       359          --
     Amortization of unearned compensation..................       449         219
     Changes in operating assets and liabilities:
       Decrease in accounts receivable......................     4,511       5,023
       (Increase) in inventories............................   (13,581)     (3,165)
       Increase (decrease) in accounts payable and accrued
        liabilities.........................................    23,993     (13,362)
       (Increase) in other, net.............................    (5,029)     (5,839)
                                                              --------    --------
          Net cash provided by (used in) operating
           activities.......................................    12,419      (2,325)
Investing activities:
  Purchases of property, plant and equipment................    (2,797)     (4,258)
                                                              --------    --------
          Net cash (used in) investing activities...........    (2,797)     (4,258)
Financing activities:
  Borrowings under credit facilities........................    44,500      87,500
  Reductions in borrowings under credit facilities..........   (54,500)    (79,500)
  Deferred financing costs paid.............................      (295)       (289)
  Proceeds from issuance of common stock....................       949       2,233
                                                              --------    --------
          Net cash (used in) provided by financing
           activities.......................................    (9,346)      9,944
                                                              --------    --------
          Net increase in cash and cash equivalents.........       276       3,361
Cash and cash equivalents at beginning of period............     8,788       2,971
                                                              --------    --------
Cash and cash equivalents at end of period..................  $  9,064    $  6,332
                                                              ========    ========
Supplemental cash flow information:
  Interest paid during the period...........................  $  1,231    $  1,235
                                                              ========    ========
  Income taxes paid during the period.......................  $     37    $    442
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

     The consolidated financial statements furnished herein reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the consolidated financial statements for the periods shown. Additionally, certain prior year amounts have been reclassified to conform to the 2001 financial statement presentation. Interim results of operations are not necessarily indicative of results to be expected from a twelve-month period. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the Company's year ended December 31, 2000 (as restated).

NOTE 2.  LANCITY TRANSACTION AND RESTATEMENT

     During the first quarter of 1999, ANTEC and Nortel Networks completed the combination of the Broadband Technology Division of Nortel Networks, referred to as LANcity, with Arris Interactive, L.L.C. ("Arris"), a joint venture between ANTEC and Nortel Networks ("Nortel"). This combination was effected by the contribution of the LANcity assets and business into Arris. ANTEC's interest in the joint venture was reduced by 6.25% from 25.0% to 18.75% with potential dilution to 12.50%, while Nortel's interest was increased from 75.0% to 81.25% with the potential to increase to 87.5%.

     In connection with the transaction, as previously disclosed in the first quarter of 1999, ANTEC recorded a one-time, pre-tax, non-cash gain of $60.0 million, net of $2.5 million of transaction related expenses, based upon an independent valuation of LANcity. The transaction was accounted for, in effect, as if it were a gain on the sale of a 12.50% interest in Arris by ANTEC to Nortel in exchange for a 12.50% interest in LANcity. ANTEC elected to recognize gains or losses on the sale of previously unissued stock of a subsidiary or investee based on the difference between the carrying amount of the equity interest in the investee immediately before and after the transaction and deferred income taxes were provided on such gain.

     ANTEC's interest in Arris was subject to further dilution based upon its performance over the eighteen-month period ended June 30, 2000. At the expiration of the eighteen-month period, no further dilution of ANTEC's share of the joint venture occurred, and, based upon the initial independent valuation, ANTEC, as previously discussed, recorded an additional one-time, pre-tax, non-cash gain of $31.25 million to reflect ANTEC's final ownership percentage in the joint venture of 18.75%.

                               ANTEC CORPORATION

     The Company has restated its consolidated financial statements for the years ended December 31, 2000 and 1999 by eliminating the gain of $31.25 million and $62.5 million, respectively, recorded on the LANcity transaction in the second quarter of the year ended December 31, 2000 and the first quarter of the year ended December 31, 1999. See the Company's restated consolidated financial statements in its amended Form 10-K/A. The gains previously recorded for the years ended December 31, 2000 and 1999 were based on the fair value of the LANcity assets contributed to Arris by Nortel. Upon further review, in connection with the pending acquisition of Nortel's interest in Arris, the Company determined that Arris accounted for the contribution of LANcity into Arris at historical cost in a manner similar to a pooling of interests since LANcity and Arris were under the common control of Nortel. Accordingly, the Company revised its accounting for the LANcity transaction to be consistent with the accounting by Arris. As Arris continued to have a deficit in members' equity subsequent to the LANcity transaction and the Company's accounting for the transaction is predicated on the accounting by Arris, the Company has eliminated its one-time, pre-tax, non-cash gain on the LANcity transaction. The effects of the restatement on the Company's financial statements as of March 31, 2001 and December 31, 2000 and for the quarter ended March 31, 2000 are as follows (in thousands except for per share amounts):

                                   MARCH 31, 2001       DECEMBER 31, 2000      MARCH 31, 2000
                                 -------------------   -------------------   -------------------
                                    AS         AS         AS         AS         AS         AS
                                 REPORTED   RESTATED   REPORTED   RESTATED   REPORTED   RESTATED
                                 --------   --------   --------   --------   --------   --------
Investments....................  $105,835   $12,085    $105,835   $12,085          *          *
Non-current deferred income tax
  assets.......................     5,292     6,773       5,292     6,773          *          *
Total assets...................   837,165   744,896     823,764   731,495          *          *
Non-current deferred income tax
  liabilities..................    36,912     1,362      36,912     1,362          *          *
Total liabilities..............   441,737   406,187     425,143   388,593          *          *
Retained earnings..............   129,788    73,069     134,288    77,569          *          *
Income tax (benefit) expense...    (3,202)   (3,202)          *         *      6,423      6,722
Net (loss) income..............    (4,500)   (4,500)          *         *     10,026      9,727
Net (loss) income per share --
  basic........................  $  (0.12)  $ (0.12)          *         *    $  0.27     $ 0.26
Net (loss) income per share --
  diluted......................  $  (0.12)  $ (0.12)          *         *    $  0.25     $ 0.24

---------------

* These items are not reported in this Form 10-Q/A filing and, therefore, are not included in this table.

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

     In June 1998, the Financial Accounting Standards Board issued FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. FASB Statement No. 133 was originally effective for fiscal years beginning June 15, 1999. However, on May 19, 1999, the FASB voted to delay the effective date for one

                               ANTEC CORPORATION
year, to fiscal years beginning after June 15, 2000 by issuing FASB Statement No. 137. The Statement will require the Company to disclose certain information regarding derivative financial instruments. The Company has adopted FASB Statement No. 133 as of December 31, 2000 and other than additional disclosure requirements, the effects were immaterial to the Company's financial statements.

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

                               ANTEC CORPORATION

NOTE 5.  INVENTORIES

     Inventories are stated at the lower of average, approximating first-in, first-out, cost or market. The components of inventory are as follows (in thousands):

                                                               MARCH 31,    DECEMBER 31,
                                                                 2001           2000
                                                              -----------   ------------
                                                              (UNAUDITED)
Raw material................................................   $ 65,473       $ 62,458
Work in process.............................................      8,622          9,119
Finished goods..............................................    203,169        192,106
                                                               --------       --------
          Total inventories.................................   $277,264       $263,683
                                                               ========       ========

NOTE 6.  PROPERTY, PLANT AND EQUIPMENT, NET

     Property, plant and equipment, at cost, consists of the following (in thousands):

                                                               MARCH 31,    DECEMBER 31,
                                                                 2001           2000
                                                              -----------   ------------
                                                              (UNAUDITED)
Land........................................................   $  2,549       $  2,549
Building and leasehold improvements.........................     16,063         15,394
Machinery and equipment.....................................     92,891         90,853
                                                               --------       --------
                                                                111,503        108,796
Less: Accumulated depreciation..............................    (58,968)       (55,443)
                                                               --------       --------
          Total property, plant and equipment, net..........   $ 52,535       $ 53,353
                                                               ========       ========

NOTE 7.  LONG TERM DEBT

     Long term debt consists of the following (in thousands):

                                                               MARCH 31,    DECEMBER 31,
                                                                 2001           2000
                                                              -----------   ------------
                                                              (UNAUDITED)
Revolving Credit Facility -- long-term portion..............   $     --       $ 89,000
4.5% Convertible Subordinated Notes.........................    115,000        115,000
                                                               --------       --------
          Total long term debt..............................   $115,000       $204,000
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

     In April 1999, the Company amended its secured four-year credit facility ("Credit Facility") to increase the existing line from $85.0 million to $120.0 million. The Credit Facility was also amended to increase the assets eligible for borrowings to be advanced against. None of the other significant terms, including pricing, were changed with the amendment. The average annual interest rate on borrowings was approximately 6.21% at March 31, 2001. The commitment fee on unused borrowings is approximately 0.2%. The Credit Facility contains various restrictions and covenants, including limits on payments to stockholders, interest coverage, and net worth tests. As of March 31, 2001, ANTEC is in technical default of the fixed charge coverage ratio

                               ANTEC CORPORATION
covenant of its Credit Agreement dated May 21, 1998 as amended and restated as of April 28, 1999. The Company has obtained a waiver from its banks related to this noncompliance for the period ended March 31, 2001. In accordance with Financial Accounting Standards No. 6, Classification of Short-Term Obligations Expected to be Refinanced, the $79.0 million outstanding balance on the revolving line of credit has been reclassified from a long-term liability to a current liability at March 31, 2001. Since the waiver is for the period ended March 31, 2001 and not for subsequent periods, the reclassification is consistent with current accounting guidance. As discussed below, upon the consummation of the Arris transaction a new four-year revolving line of credit will replace the existing facility and will be classified as long-term.

     As of March 31, 2001, the Company had approximately $41.0 million of available borrowings under the Credit Facility.

     Currently, ANTEC has obtained a commitment for a new credit facility that will replace the Company's current $120.0 million credit facility. The new credit is needed because of ANTEC's proposed acquisition of Nortel Network's ownership interest in Arris Interactive L.L.C. and the need to sufficiently fund the working capital needs of the combined entity at the close of the proposed transaction. It is anticipated that this transaction will close at the end of the second quarter of 2001. It this transaction is delayed significantly beyond the end of the second quarter, the Company believes that a similar waiver, as previously discussed, would be required for the period ended June 30, 2001 (See
Note 12 of the Notes to the Consolidated Financial Statements.)

NOTE 8.  COMPREHENSIVE (LOSS) INCOME

     Total comprehensive (loss) income for the three-month periods ended March 31, 2001 and 2000 was $(4.9) million and $10.0 million, respectively. Comprehensive income decreased approximately $370 thousand during the first quarter of 2001 and decreased approximately $70 thousand during the first quarter of 2000.

NOTE 9.  SALES INFORMATION

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

     ANTEC operates globally and offers products and services that are sold to cable system operators and telecommunications providers. ANTEC's products and services are focused in four general product categories: optical and broadband transmission, cable telephony and Internet access, outside plant and powering, and supplies and services. Consolidated revenues by principal products and services for the quarters ended March 31, 2001 and 2000, respectively were as follows (in millions)(unaudited):

                                 OPTICAL AND         CABLE
                                  BROADBAND      TELEPHONY AND    OUTSIDE PLANT   SUPPLIES AND
                                 TRANSMISSION   INTERNET ACCESS   AND POWERING      SERVICES     TOTAL
                                 ------------   ---------------   -------------   ------------   ------
Revenues:
  March 31, 2001...............     $30.7           $103.0            $36.0          $43.1       $212.8
  March 31, 2000...............     $73.1           $ 81.6            $39.8          $62.1       $256.6

     The Company sells its products primarily in the United States with its international revenue being generated from Asia Pacific, Europe, Latin America and Canada. The Asia Pacific market includes Australia,

                               ANTEC CORPORATION

China, Hong Kong, India, Indonesia, Japan, Korea, Malaysia, New Zealand, Philippines, Sampan, Singapore, Taiwan, and Thailand. The European market includes France, Ireland, Italy, Portugal, Spain and the United Kingdom. International sales for the quarters ended March 31, 2001 and 2000 are as follows (in thousands):

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              -------------------------
INTERNATIONAL REGION                                             2001          2000
--------------------                                          -----------   -----------
                                                              (UNAUDITED)   (UNAUDITED)
Asia Pacific................................................    $ 3,640       $ 4,267
Europe......................................................      1,828         7,187
Latin America...............................................      4,241         4,354
Canada......................................................        469         1,382
                                                                -------       -------
          Total international sales.........................    $10,178       $17,190
                                                                =======       =======

NOTE 10.  EARNINGS PER SHARE

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations for the periods indicated (in thousands except per share data):

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                2001        2000
                                                              --------   ----------
                                                                         (RESTATED)
Basic:
  Net (loss) income.........................................  $(4,500)     $ 9,727
                                                              =======      =======
  Weighted average shares outstanding.......................   38,252       37,691
                                                              =======      =======
  Basic (loss) earnings per share...........................  $ (0.12)     $  0.26
                                                              =======      =======
Diluted:
  Net (loss) income.........................................  $(4,500)     $ 9,727
  Add:
     4.5% convertible subordinated notes interest and fees,
      net of federal income tax effect......................       --          887
                                                              -------      -------
          Total.............................................  $(4,500)     $10,614
                                                              =======      =======
  Weighted average shares outstanding.......................   38,252       37,691
  Dilutive securities net of income tax benefit:
     Add options/warrants...................................       --        2,030
     Add assumed conversion of 4.5% convertible subordinated
      notes.................................................       --        4,792
                                                              -------      -------
          Total.............................................   38,252       44,513
                                                              =======      =======
  Diluted (loss) earnings per share.........................  $ (0.12)     $  0.24
                                                              =======      =======

     The 4.5% Convertible Subordinated Notes were antidilutive for the three-month period ended March 31, 2001. The effects of the options and warrants were not presented for the three months ended March 31, 2001 as the Company incurred a net loss and inclusion of these securities would be antidilutive.

                               ANTEC CORPORATION

NOTE 11. SUMMARY QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

     The following table summarizes ANTEC's quarterly consolidated financial information (in thousands, except share data).

                                                              QUARTERS ENDED MARCH 31,
                                                              ------------------------
                                                                 2001          2000
                                                              ----------    ----------
Net sales(3)................................................   $212,788      $256,571
Gross profit................................................     32,091        51,280
Operating (loss) income(1)..................................     (4,343)       19,320
(Loss) income before income taxes(1)(2).....................     (7,702)       16,449
Net (loss) income(4)........................................   $ (4,500)     $  9,727
                                                               ========      ========
Net (loss) income per common share:
  Basic(4)..................................................   $  (0.12)     $   0.26
                                                               ========      ========
  Diluted(4)................................................   $  (0.12)     $   0.24
                                                               ========      ========
Supplemental financial information (excluding mark-to-market adjustment on investments in 2001 and excluding the
  pension curtailment gain in 2000):
  Gross profit..............................................   $ 32,091      $ 51,280
                                                               ========      ========
  Operating (loss) income(1)................................   $ (4,343)     $ 17,212
                                                               ========      ========
  (Loss) income before income taxes(1)(2)...................   $ (7,343)     $ 14,341
                                                               ========      ========
  Net (loss) income(4)......................................   $ (4,295)     $  8,392
                                                               ========      ========
  Net (loss) income per common share:
     Diluted(4).............................................   $  (0.11)     $   0.21
                                                               ========      ========
     Weighted average diluted share.........................     38,252        44,513
                                                               ========      ========

---------------

(1) As of January 1, 2000, the Company froze the defined pension plan benefits for 569 participants. These participants elected to participate in ANTEC's enhanced 401(k) plan. Due to the cessation of plan accruals for such a large group of participants, a curtailment was considered to have occurred. As a result of the curtailment, as outlined under FASB Statement No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, the Company recorded a $2.1 million pre-tax gain on the curtailment during the first quarter 2000.
(2) During the first quarter of 2001, ANTEC calculated the fair market value of its investments held for resale and recorded a pre-tax mark-to-market write down on its Lucent and Avaya investments of approximately $0.4 million.
(3) Net sales and cost of sales for the quarter ended March 31, 2000 differ from the amounts reported as net sales and cost of sales in the respective Form 10-Q due to the adoption of EITF No. 00-10, Accounting for Shipping and Handling Fees and Costs, in the fourth quarter of 2000.
(4) During the year ANTEC provides for income taxes using anticipated effective annual tax rates. The rates are based on expected operating results and permanent differences between book and tax income. Due to the restatement of the consolidated financial statements to eliminate the LANcity gain, the Company also restated income tax expense (benefit) for each of the quarters in the years ended December 31, 2000, to reflect the Company's effective annual tax rate after restatement. Therefore, the income tax expense amount for the first quarter in the year ended December 31, 2000, was adjusted to maintain the Company's effective annual tax rate of 40.9% (for the year ended December 31, 2000) on a quarterly basis.

                               ANTEC CORPORATION

NOTE 12.  SUBSEQUENT EVENT

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

     Net Sales. ANTEC's sales for the first quarter 2001 decreased by 17.1% to $212.8 million as compared to the first quarter 2000 sales of $256.6 million. The abrupt slowdown in spending on telecommunications industry infrastructure that began in the fourth quarter of 2000 continued, as anticipated, into the first quarter of 2001. While purchases of cable telephony equipment did resume during the quarter, spending on other infrastructure products did not return to past levels. Cable telephony & Internet access sales during the quarter of $103.0 million, or approximately 48% of sales, were especially strong due to the deferral of sales originally scheduled for the fourth quarter of 2000. ANTEC's Cornerstone voice and data product sales grew from approximately $81.6 million, or 32% of sales in the first quarter 2000 to approximately $103.0 million in the first quarter of 2001. Reduced volumes in other product categories, however, reflect the financial and market conditions that impacted the telecommunications industry infrastructure spending in general.

     - Optical and broadband transmission product revenues decreased by approximately 58.0% to $30.7 million in the first quarter 2001 as compared to $73.1 million in the same quarter last year. Optical and broadband product revenue accounted for approximately 15% of sales in the first quarter 2001 as compared to 28% for the same quarter last year. These negative results reflect the general market's lower demand for optical & broadband transmission products. Although all product lines within this category experienced a decline in sales from the same quarter last year, the areas with the most significant decreases included optronics & nodes, RF, and taps, which decreased quarter over quarter by approximately 68%, 73%, and 56%, respectively.

     - Outside plant and powering product revenues decreased by approximately 9.4% to $36.0 million in the first quarter 2001 as compared to $39.8 million in the same quarter of last year. This decline stems primarily from decreased sales of network interface devices ("NIDs"), which experienced decreased revenues of approximately 30% when comparing first quarter results for 2001 and 2000. Outside plant and powering product revenue accounted for approximately 17% of sales in the first quarter 2001 as compared to 16% for the same quarter last year.

     - Supplies and services revenue decreased by approximately 30.7% to $43.1 million in the first quarter 2001 as compared to $62.1 million the same quarter last year. Supplies and services revenue accounted for approximately 20% of sales in the first quarter 2001 as compared to 24% for the same quarter last year. Sales of fiber optic cable products and engineering services grew approximately 20%. However this increase was entirely offset by decreased sales in other product lines within this category, including outside plant, fiber apparatus, and installation materials and tool.

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

     - The cable telephony and Internet access gross margin percentage increased approximately 0.6 percentage points to 15.7% for the first quarter 2001 as compared to 15.1% for the same quarter last year. The increase in margin dollars of approximately $3.9 million during the first quarter 2001 as compared to the first quarter 2000, is reflective of the quarter-over-quarter revenue growth within this product category.

     - The optical and broadband transmission gross margin percentage decreased approximately 19.8 percentage points to 7.5% for the first quarter 2001 as compared to 27.3% for the same quarter last year. Lower revenues for network infrastructure products during the first quarter 2001 resulted in significant unabsorbed overhead in cost of goods sold. Also negatively impacting gross margins during the first quarter of 2001 were severance costs of approximately $0.5 million related to layoffs at the factory level in response to the market's lower demand, primarily for optical and broadband transmission products.

     - The outside plant and powering gross margin percentage decreased 6.2 percentage points to 12.8% for the quarter ended March 31, 2001 as compared to 19.0% for the same quarter last year. Overall margin performance within this category has been adversely affected by factory absorption issues, industry pricing pressures and an increase in volume of lower margin products, such as power supplies.

     - The supplies and services gross margin percentage increased approximately
       2.4 percentage points to 20.8% for the first quarter 2001 as compared to 18.4% for the same quarter last year.

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

     Income Tax (Benefit) Expense. The income tax calculation for the quarter ended March 31, 2001 generated a benefit of approximately $(3.2) million as compared to an expense of approximately $6.7 million for the same period during 2000. The Company reported a pre-tax loss during the first quarter 2001 and subsequently recognized the related tax benefit, whereas income tax expense on pre-tax income was recorded during the first quarter 2000.

     Net (Loss) Income. A net loss of $(4.5) million was recorded for the first three months of 2001, as compared to net income of $9.7 million for the first three months of 2000. First quarter results for 2000 included a pre-tax curtailment gain on the Company's defined benefit pension plan of approximately $2.1 million, whereas, included in the net loss for 2001, was a $0.4 million pre-tax write down on the Company's investment in Lucent and Avaya. Exclusive of the above transactions, the net loss for 2001 marked a decrease of 149% to $(4.3) million or $(0.11) per share as compared to income of $8.4 million or $0.21 per diluted share in the first quarter 2000.

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

     As of March 31, 2001, ANTEC is in technical default of the fixed charge coverage ratio covenant of its Credit Agreement dated May 21, 1998 as amended and restated as of April 28, 1999. The Company has obtained a waiver from its banks related to this noncompliance for the period ended March 31, 2001. The

Company has obtained a commitment for a new credit facility related to the pending acquisition of Arris Interactive. It is anticipated that this transaction will at the end of the second quarter 2001. If this transaction is delayed significantly beyond the end of the second quarter, the Company believes that a similar waiver would be required for the period ended June 30, 2001.

     In accordance with Financial Accounting Standards No. 6, Classification of Short-Term Obligations Expected to be Refinanced, the $79.0 million outstanding balance on the revolving line of credit has been reclassified from a long-term liability to a current liability at March 31, 2001. Since the waiver is for the period ended March 31, 2001 and not for subsequent periods, the reclassification is consistent with current accounting guidance. Upon the consummation of the Arris transaction a new four-year revolving line of credit will replace the existing facility and will be classified as long-term.

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

  Investments

     In the ordinary course of business, ANTEC may make strategic investments in the equity securities of various companies, both public and private. As of March 31, 2001, approximately 31% of the Company's investments were in marketable securities, resulting in a pre-tax loss of approximately $0.4 million. Although the Company's future earnings and investment yields, as well as its liquidity and capital resources will be impacted by fluctuations in the market values of these investments, historically, the net effect of the market fluctuations have not been significant.

     The remaining 69% of the Company's investments at March 31, 2001 consist of securities that are not traded actively in a liquid market. Due to the nature of these investments, the Company is subject to the earnings and liquidity risks of the investees.

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

     During the first quarter of 2000, net cash used in operating activities was $2.3 million. This use of cash was primarily resultant of net income of $9.7 million and a decrease in accounts receivable of $5.0 million being offset by increases of $3.2 million in inventory levels to support of the Company's 2000 growth, non-cash activities which utilized $5.3 million, and an increase in other, net, which used $5.8 million. These operating cash outlays in 2000 were offset by a decrease in accounts payable and accrued liabilities, which used approximately $13.4 million in cash during the period.

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

     PRODUCTS CURRENTLY UNDER DEVELOPMENT MAY FAIL TO REALIZE ANTICIPATED BENEFITS.

     Rapidly changing technologies, evolving industry standards, frequent new product introductions and relatively short product life cycles characterize the markets for ANTEC's products. The technology applications currently under development by ANTEC may not be successfully developed. Even if the developmental products are successfully developed, they may not be widely used or ANTEC may not be able to successfully exploit these technology applications. To compete successfully, ANTEC must quickly design, develop, manufacture and sell new or enhanced products that provide increasingly higher levels of perform-ance and reliability. However, ANTEC may not be able to successfully develop or introduce these products if its products:

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

     ANTEC'S PROFITABILITY HAS BEEN, AND MAY CONTINUE TO BE, VOLATILE, WHICH COULD ADVERSELY AFFECT THE PRICE OF ANTEC'S STOCK.

     For the first quarter of 2001, ANTEC failed to meet the level of profitability expected by the investment community. Further, ANTEC has experienced years with significant operating losses. Although ANTEC has been profitable during recent years, ANTEC's business may not be profitable or meet the level of expectations of the investment community in the future, which could have a material adverse impact on ANTEC's stock price.

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

                                    PART II

                               OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

                                                                            INCORPORATED BY REFERENCE
EXHIBIT                                                                     FROM ANTEC'S SEC FILINGS
NUMBER                          DESCRIPTION OF EXHIBIT                     UNLESS OTHERWISE INDICATED:
-------                         ----------------------                     ---------------------------
  2.1    --   First Amendment to Agreement and Plan of Reorganization....  April 13, 2001, Form 8-K,
                                                                           Exhibit 2.1.
 10.1    --   Amended and Restated Investor Rights Agreement.............  April 13, 2001, Form 8-K,
                                                                           Exhibit 10.1.
 10.2    --   Form of Intellectual Property Rights Agreement.............  April 13, 2001, Form 8-K,
                                                                           Exhibit 10.2.
 10.3    --   Release and Amendment Agreement............................  April 13, 2001, Form 8-K,
                                                                           Exhibit 10.3.
 10.4    --   First Amendment to Termination Agreement...................  April 13, 2001, Form 8-K,
                                                                           Exhibit 10.4.

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

Dated: June 27, 2001